Form 10-K
period 1993-12-31
AUGAT INC
filed 1994-03-29
CIK 8462

               Form 10-K for the period ended December 31, 1993

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________ to ____________
         Commission file number   1-6176
                                ----------



                                  AUGAT INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                04-2022285
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts            02048
- -----------------------------------------------------------          -----------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code          508-543-4300
Securities registered pursuant to Section 12(b) of the Act: -------------


   Title of Each Class                          Name of Each Exchange
   -------------------                          on Which Registered
                                                ---------------------
Common Stock $.10 Par Value                     New York Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes     X                           No
                        --------                           --------

        The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1994 was $425,346,178.

        The number of shares of the Registrant's common stock outstanding on March 2, 1994 was 19,146,455.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held April 26, 1994 are incorporated by reference into Part III of this Form 10-K, to the extent described in such Part III.

                            FORM 10-K ANNUAL REPORT

                     TWELVE MONTHS ENDED DECEMBER 31, 1993

                                   AUGAT INC.

                                                                                              PAGE
                                                                                              ----
PART I

         Item 1.        Business                                                               1
         Item 2.        Properties                                                             7
         Item 3.        Legal Proceedings                                                      8
         Item 4.        Submission of Matters to a Vote of
                        Security Holders                                                       9

PART II

         Item 5.        Market for Registrant's Common
                        Equity and Related Stockholder Matters                                 9
         Item 6.        Selected Financial Data                                               10
         Item 7.        Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                                         11
         Item 8.        Financial Statements and
                        Supplementary Data                                                    13
         Item 9.        Changes in and Disagreements With
                        Accountants on Accounting and
                        Financial Disclosure                                                  34

PART III

         Item 10.       Directors and Executive
                        Officers of the Registrant                                            35
         Item 11.       Executive Compensation                                                39
         Item 12.       Security Ownership of
                        Certain Beneficial Owners
                        and Management                                                        39
         Item 13.       Certain Relationships and
                        Related Transactions                                                  39

PART IV

         Item 14.       Exhibits, Financial Statement
                        Schedules and Reports on Form 8-K                                     40

SIGNATURES                                                                                    43

                                     PART I

ITEM 1 - BUSINESS
- -----------------

General
- -------

Augat Inc. ("Augat") is a Massachusetts corporation organized in 1946. As used herein the term the "Company" means Augat and, unless the context indicates otherwise, its consolidated subsidiaries.

Augat designs and manufactures a broad range of electromechanical components for the electronics industry. The Company's principal products are interconnection components, including integrated circuit sockets and accessories, coaxial cable network and fiber optic interconnection products, packaging panels and interconnection test probes and systems. The Company also makes terminals, custom connector assemblies, wiring harnesses and specialty wiring systems for the automotive, communications, information processing and business equipment markets.

Industry Segments
- -----------------

The Company operates within a single segment of the electronics industry defined as the electromechanical component and subsystem sector. Although the Company operates internally with several profit centers, the products of these centers all have similar purposes or end uses, i.e., interconnecting or controlling the flow of electricity among components or boards and other assemblies within electronic equipment or systems. These products are used by manufacturers of electronic equipment or systems. These products are used by manufacturers of electronic equipment in their products to obtain specified interconnections of components, subassemblies or subsystems.

Each profit center is responsible for the manufacture of its own products within its own facilities. The manufacturing equipment and technology used by each profit center, while similar, are not interchangeable because they are customized for the particular product. However, Augat's manufacturing labor force, for the most part, is similar and interchangeable, as are the basic materials that make up the Company's products. Each profit center has comparable capital-to-labor ratios, as well as labor costs as a percentage of sales, with the exception of the Company's wire harness business, which consumes twice as much labor cost as a percentage of sales as the other profit centers.

Products of the various profit centers, while sold to different market segments, principally the automotive, computer, dataprocessing, telecommunications and CATV markets, are sold across the same geographic areas and marketed via similar methods. Augat's customers are primarily companies that manufacture or install electronic equipment.

Narrative Description of the Business
- -------------------------------------

The Company designs, manufactures and markets electromechanical products used for the interconnection of circuits in electronic applications. Passive components used in electronic equipment, such as resistors and capacitors, and more complex active components, such as transistors, integrated circuits, hybrid circuits and microprocessors, must be attached and electrically interconnected to perform their specified functions. The Company's products principally relate to mounting and interconnecting components, testing or controlling the flow of electricity among components, boards and/or other assemblies within electronic equipment or systems.

In general terms, the Company's products can be applied wherever computer logic is used, either in business or scientific systems or in the numerous products which incorporate computer functions. More specifically, the Company's products are used in computers, computer-aided engineering and manufacturing systems, industrial electronics, test equipment, medical electronics, business equipment, and additional applications in automotive, aerospace, telecommunications and broadband communications - including CATV - markets.

Principal Products
- ------------------

The Company's products include a broad range of integrated circuit sockets, miniature and subminiature switches, custom connector assemblies for the automotive and telecommunications industries, packaging panels, coaxial cable network and fiberoptic products and related hardware accessories and wire harness assemblies for the automotive industry.

Integrated circuit sockets are mechanical devices into which integrated circuits are plugged to provide easy component replacement. The sockets are usually soldered to printed circuit boards by customers in order to connect integrated circuits, including microprocessors, large and very large scale integrated circuits and other dual-in-line packages, onto boards. Several thousand varieties of miniature and subminiature control switches of the toggle, slide, pushbutton and lighted types for use on printed circuit boards or elsewhere in electronic equipment are sold by the Company.

Packaging panels are used to interconnect integrated circuits and other components. Each panel consists of a board with one or more copper etched and plated power and ground planes and incorporates sockets in particular patterns for placement of integrated circuits or other components on one side and wire-wrappable interconnections on the other. The Company also provides design and wiring services for purchasers of packaging panels and for the wiring of back planes and interconnection panels manufactured by others and provides spring loaded test probes and test fixtures for use in conjunction with functional board and device testers.

The Company is a manufacturer of high density discrete connectors for both conventional board mounting and surface mounting.

The Company also manufactures a wide range of interconnection hardware accessories generally used on or in connection with printed circuit boards, such as test jacks and jumpers, relay and crystal sockets, breadboards, racks and enclosures, adaptor plugs and cable assemblies as well as marketing flat cable and related components manufactured by others.

The Company is also a major supplier of connectors and electronic packaging modules and wire harnesses to two major U.S. automotive manufacturers and is actively participating in the development of interconnection components for future automotive model years. Such automotive programs include a "mass air flow module", an "actuating assembly" that triggers automatic seatbelts and an "electronic search module" for a luxury car audio system.

Products manufactured for the telecommunication industry include central office distribution, remote-switching and cross-connect applications. The Company also is a leading supplier of coaxial connector, fiber optic and broadband products for the cable television and local area network (LAN) markets. Specifically in the CATV market, the Company provides single-part assemblies and connectors as well as line amplifiers to cable system operators who, in turn, construct cable television systems that distribute signals from the head-end to a home. The Company is pursuing market opportunities for its coaxial, broadband and fiber optic products in the rapidly evolving communications technology marketplace.

Sources and Availability of Raw Materials
- -----------------------------------------

The Company's manufacturing operations utilize a wide variety of mechanical components, raw materials and other supplies. It has multiple commercial sources of supply for all materials which are important to its business.

Patents and Licenses
- --------------------

The Company owns a number of domestic and foreign patents and has filed a number of additional patent applications. The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products. While the Company believes that its patents and patent applications have value, it considers that its competitive position in the marketplace is not materially dependent upon patent protection and no individual patent or patent application is considered material to future operations.

Seasonality
- -----------

The only seasonal effect experienced by the Company is in the third quarter of the calendar year and is principally due to vacation shutdowns at selected Company locations and by many of its customers, particularly in Europe.

Working Capital
- ---------------

The Company manufactures and markets a full line of standard catalog items and also an extensive line of special products to meet specific customer needs. In order to maximize its market opportunities, the Company maintains a high level of inventory of both raw materials and finished products. Sales by the Company are generally made on credit and customers typically take 30 to 70 days to make payment; thus, the Company also has significant amounts of money invested in accounts receivable. Despite the high level of accounts receivable and inventory required, the Company has generally been able to finance these assets from current operations. When additional working capital in excess of that generated by the business has been required, the use of short-term borrowings, long-term debt and equity financing have been utilized. The Company's payment terms and the rights of return offered by it to customers and to it by manufacturers vary among such customers and manufacturers, but do not differ substantially from industry practice. The Company has generally allowed credits for returns by customers under appropriate circumstances.

Marketing
- ---------

The Company sells to a broadly diversified group of customers located primarily in the United States, Western Europe, Far East and Canada. Sales are made to industrial and commercial customers within the computer, computer-aided engineering and manufacturing, industrial electronics, test equipment, telecommunications, aerospace, automotive and broadband communication markets. The Company's products are also widely used in both industrial and institutional research laboratories. During 1993 the Company's products and services were sold directly to approximately 5,600 customers and a substantial number of additional customers were served through a network of industrial electronic component distributors. Of total sales 20% was derived from sales through a number of distributors located throughout the world and no distributor accounted for as much as 2% of the Company's sales. One customer, Ford Motor Company, accounted for approximately 28% and another customer for 7% of the Company's sales in 1993; no other customer accounted for more than 4% of sales.

The acquisition of National Industries, Inc. in August 1991, has changed the sales mix of the Registrants' major products as follows (see also Footnote
Number 2 to the accompanying financial statements of the Registrant which are included under Item 8 hereof):

                                                                                  Percent of sales
                                                                                  ----------------
                                                                 1993    1992           1991
                                                                 ----    ----           ----
                                                                  As      As         As    Pro-
                                                              Reported Reported   Reported forma
                                                              -------- --------   -------- -----
Interconnection Products Business                                 30%     35%       46%     37%
Wiring Systems and Components Business                            52%     50%       37%     49%
Communication Products Business                                   18%     15%       17%     14%
                                                                 ----    ----      ----    ----
                                  Total                          100%    100%      100%    100%
                                                                 ====    ====      ====    ====

The Company markets its products and services through independent sales representatives and direct Company sales personnel working throughout the United States and abroad, including wholly owned marketing subsidiaries in the United Kingdom, France, Germany, Switzerland, Sweden, Italy, Japan, Canada and Australia and sales offices in other areas.

In 1993 the Company's international sales amounted to approximately 21% of total sales. Approximately 51% of these sales were derived from Western Europe. The overall net margins on international sales are somewhat less than those obtained on sales made in the United States. The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates.

Backlog
- -------

The Company estimates that its backlog of unfilled orders at December 31, 1993 was $104 million compared with $90 million at December 31, 1992. Orders tend to fluctuate during the year according to customer requirements and business conditions, and the backlog level from quarter to quarter does not follow a consistent pattern. Although unfilled orders can be cancelled, the Company's experience has been that the dollar amount of cancelled orders is not material.

Substantially all of the backlog is reasonably expected to be shipped within twelve months.

Government Contracts
- --------------------

The amount of the Company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government is insignificant.

Competition
- -----------

The Company encounters competition in all areas of its business activity from a number of competitors but does not compete with any one company in all areas. Competitors range from some of the country's largest diversified companies to small and highly specialized firms. The Company competes primarily on the basis of technology, innovation, performance and reliability. Price and company reputation are also important competitive factors. Although there are no precise statistics available, the Company believes it is a principal factor in the markets in which it competes.

Research, Development and Engineering
- -------------------------------------

The Company maintains a continuous program of design, development and engineering of new products and improvement of existing products to meet the changing needs of its customers. The Company provides engineering assistance to its customers, designing products to fill their individual requirements.
The majority of new product development, manufacturing research, quality control development, new equipment development and related research and development expenditures take place in product management groups involving engineering, marketing, manufacturing, quality control and general management personnel. These expenses are included in the categories of marketing, manufacturing and general administrative expenses. In calendar year 1993, 1992 and 1991 expenditures for such research, development and engineering were approximately $19 million, $19 million, and $16 million, respectively.

Environmental Affairs
- ---------------------

The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company has spent substantial amounts to purchase, install, and operate pollution control equipment and conduct appropriate environmental audits. The Company believes that its efforts in this regard places it in substantial compliance with existing environmental laws and regulations.

In connection with the acquisition of National Industries, Inc. in 1991, the Company determined that possible contamination at certain National facilities in Alabama warranted additional study. The Company informed the State of Alabama about the possible contamination and its desire to voluntarily proceed with further study and, if necessary, remediation of the possible contamination.
The Company has completed its investigation and provided this information to the State. The State has informed the Company that it believes further investigation is necessary. The Company, however, has considered and disagreed with the State's comments and is voluntarily proceeding to design and implement an appropriate remedy. The Company has included in its financial statements an allowance of $4.7 million for estimated environmental cleanup costs as of December 31, 1993.

Employees
- ---------

The Company had approximately 4,300 employees as of December 31, 1993. None of the employees are covered by collective bargaining agreements and operations have never been interrupted by a work stoppage. The Company believes that relations with its employees are good. The Company also contracts for manufacturing labor and as of December 31, 1993 had approximately 2,000 contract laborers.

Financial Information about Foreign and Domestic Operations and Export Sales
- ----------------------------------------------------------------------------

Certain financial information concerning domestic and international operations and export sales can be found in Footnote number 10 to the accompanying financial statements of the Registrant which are included under Item 8 hereof.


Balance of this page intentionally left blank.

ITEM 2 - PROPERTIES
- -------------------

Information regarding the Company's active properties appears below:

                                                                              Approximate facility
                                                                             size December 31, 1993
                                                                                  (Square Feet)
                                                                             -----------------------
Montgomery, Alabama                                                            192,000 (1)
Sanford, Maine                                                                  92,000 (1)
Canton, Massachusetts                                                           30,000 (1)
Mansfield, Massachusetts                                                        38,000 (1)
Mashpee, Massachusetts                                                          83,000 (1)
North Attleboro, Massachusetts                                                  52,000 (1)
Boyne, Michigan                                                                 68,000 (1)
Chesterfield, Michigan                                                          66,000 (1)
Chesterfield, Michigan                                                          26,000 (2)
Clinton, Michigan                                                               96,000 (1)
Livonia, Michigan                                                                6,000 (2)
Horseheads, New York                                                            75,000 (1)
Horseheads, New York                                                            11,000 (2)
Kent, Washington                                                                58,000 (2)
Sydney, Australia                                                                4,000 (2)
Mississauga, Canada                                                              5,000 (2)
Telford, England                                                                41,000 (1)
LaSeine, France                                                                  6,000 (2)
Troisdorf, Germany                                                              22,000 (2)
Tsuen Wan, N.T., Hong Kong                                                       1,000 (2)
Milan, Italy                                                                     4,000 (2)
Kawasaki, Japan                                                                 13,000 (2)
Mishima, Japan                                                                   1,000 (2)
Empalme, Sonora, Mexico                                                        170,000 (2)
Singapore                                                                       24,000 (2)
Stockholm, Sweden                                                                2,000 (2)
Bioggio, Switzerland                                                           188,000 (1)
Zug, Switzerland                                                                 2,000 (2)
                                                                             ---------
                                                                             1,376,000
                                                                             =========
Total facilities up for sale or
  inactive as accounted for by
  restructuring reserves                                                       352,000
                                                                             =========

(1)      Company - owned facility

(2)      Company - leased facility


The Company believes that its existing facilities are adequate and suitable for the manufacture and sale of its products and have sufficient capacity to meet its current requirements. Machine capacity is adequate although additional machine capacity is currently being added in the business to meet increasing demands for the Company's new products and for ongoing cost reduction programs.

The Company anticipates no difficulty in retaining occupancy of any of its manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

In addition to the above listed properties, the Company leases a small amount of other office/warehouse space in the United States and foreign countries. The amount of such space is not significant.

See Note 7 - "Commitments and Contingencies" to the accompanying financial statements of the Registrant which are included under Item 8 hereof for information concerning the Company's obligations under all leases.

ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

On April 26, 1985, the Company and its subsidiary, Isotronics, Inc. ("Isotronics"), commenced an action in the Bristol County Superior Court of Massachusetts against Aegis, Inc. ("Aegis"), and a former employee of Isotronics (the "Employee"), seeking damages to be trebled under the Massachusetts statute relating to unfair trade practices (M.G.L. c. 93A) and injunctive relief. The complaint alleged wrongdoing by the defendants in connection with the organization and operation of Aegis, which competed with Isotronics in the manufacture and sale of microcircuit packages.

On May 21, 1985, the defendants filed a counterclaim, and added the Chairman of the Board of the Company as an additional defendant. The counterclaim alleged improper interference with a contract of Aegis; the making of disparaging remarks about the Employee and another officer of Aegis; that the action is groundless; and that it was commenced because of personal animosity toward the Employee. The counterclaim seeks damages of $7,500,000 for abuse of process, damages of $50,000 for interference with the contract, and damages of $7,500,000, to be trebled, for violation of the Massachusetts statute relating to unfair trade practices (M.G.L. c 93A). A reply was filed which denied the material allegations of the counterclaim.

On May 13, 1985, Aegis commenced an action in the U.S. District Court for the District of Massachusetts. The allegations of the amended complaint in the federal case generally are similar to those of the counterclaim in the Superior Court case, but include an additional claim that the Company and Isotronics had attempted to monopolize interstate commerce in violation of the Sherman Act. The allegations with respect to damages are similar to those of the Superior Court counterclaim.

Assets of Isotronics were sold by the Company in May 1989, but all claims relating to the litigation were retained by the Company.

On August 31, 1989 the Bristol County Superior Court ruled that Aegis and the Employee violated the Massachusetts statute relating to unfair trade practices. The court ruled further that Aegis and the Employee had failed to prove the counterclaims they had asserted against the Company, Isotronics and an officer of the Company.

Aegis and the Employee appealed the decision and on October 1, 1990, the case was argued to the Massachusetts Supreme Judicial Court. The court rendered a decision on January 16, 1991, affirming the trial court's finding of a knowing and willful violation of the Massachusetts Unfair Trade Practices statute. A further trial to determine the amount of damages to be awarded against Aegis and the Employee took place in the Bristol County Superior Court from January 6, 1992 until February 20, 1992.

On November 2, 1992, the Court issued a 173 page Memorandum of Decision and Order ("Order"). The Order concluded that the illegal conduct of defendants Aegis and Employee proximately caused the Company to suffer $14,140,000 in lost profits during the period January 1, 1985 until March 31, 1987.

In 1987, a joint venture owned by Olin Corporation ("Olin") and Asahi Glass Co, Ltd. purchased the stock of Aegis. Because of alleged indemnity obligations which may run from Olin to the defendant Employee, the Company moved to amend its Complaint and add Olin as a defendant. On November 25, 1992 the court allowed the Company's motion. Olin moved to dismiss that complaint. The Court denied Olin's motion on December 14, 1992. At the same time the Court granted the Company a preliminary injunction restraining Olin from modifying any obligation it may have to defendant Employee. Olin has renewed its objections to the Company's complaint.

On December 14, 1992, final judgment was entered entitling the Company to recover from the defendants jointly and severally, the sum of $14,140,000 in compensatory damages, plus costs of $376,632.98, interest of $10,744,460.47, and attorneys' fees of $1,216,188.06, for a total of $26,477,281.51. The judgment also awarded the Company noncompensatory damages of $14,140,000. The judgment also found in favor of the former Chairman of the Board on all counts of the defendants' counterclaims against him.

The defendants have appealed the judgment, generally challenging the entire damages decision. The Company has filed a cross appeal limited to the question of whether a portion of the damages award should be assessed against each of the defendants jointly instead of jointly and severally. The appeal of the damages decision was argued before the Supreme Judicial Court in early October 1993, and the Court has not issued its decision.

On September 4, 1992, the Company filed suit in the United States District Court for the District of Massachusetts against June M. Collier ("Collier"). This suit arises out of an Agreement of Merger which the Company entered into in August 1991, and through which an Alabama manufacturing company, National Industries, Inc. was merged into Augat National Inc., a wholly owned subsidiary of the Company. The Company alleges that the defendant, who was the sole stockholder of National Industries, breached certain warranties she made in connection with the merger and misrepresented the financial and operating conditions of National Industries. The suit also alleges a violation of Mass. Gen. Laws c. 93A. Collier has answered the company's complaint and asserted counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, duress, misrepresentation and violations of Mass. Gen. Laws c. 93A. The Company has responded to Collier's counterclaims and has denied all of the substantive allegations. Management believes that Collier's counterclaims are without merit and will defend them vigorously. Discovery is scheduled to end on June 15, 1994. Trial has been set for August 1, 1994.

There are no other material legal proceedings to which the Registrant is a party. Routine litigation incidental to its business is immaterial.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

Not Applicable.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
- --------------------------------------------------------------------------

The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "AUG".

The following table sets forth the range of high and low closing prices for its Common Stock on a quarterly basis for each of the Company's last three fiscal years.

                                                   Closing Price Range
                                                        Common Stock         Dividends
1993                                               High             Low        Paid
- -----                                              -----            -----    ---------
1st Quarter                                        $13.25           $11.25        -
2nd Quarter                                         16.88            12.63        -
3rd Quarter                                         21.75            16.50        -
4th Quarter                                         21.25            15.50        -
                                                   -------          -------  ---------
                                                   $21.75           $11.25        -

1992
- -----
1st Quarter                                        $11.00           $ 8.63           -
2nd Quarter                                         12.00            10.25           -
3rd Quarter                                         13.25             9.88           -
4th Quarter                                         12.25            10.38           -
                                                   -------          -------    -------
                                                   $13.25           $ 8.63           -

1991
- -----
1st Quarter                                        $13.00           $ 9.13       $.10
2nd Quarter                                         14.00            11.25        .10
3rd Quarter                                         13.00            11.13        .10
4th Quarter                                         12.25             7.88        .10
                                                   -------          -------    ------
                                                   $14.00           $ 7.88       $.40

The Company, in December 1991, suspended its quarterly common stock dividend in order to maintain a strong balance sheet and to ensure Augat's financial long-term objectives. As discussed in Note 3 of the Notes to Consolidated Financial Statements which are included under Item 8 hereof, the Company's senior secured notes impose certain restrictions on the payment of dividends. Management intends to reinstate a dividend when it is feasible and prudent.

The approximate number of holders of record of the company's Common Stock at December 31, 1993 was 1,648.

ITEM 6 - SELECTED FINANCIAL DATA

(In thousands except per share data)
                                           1993      1992      1991      1990      1989
- -------------------------------------------------------------------------------------------
Sales, Income and Dividends

   Net sales                               $420,263  $361,718  $281,602  $299,193  $306,647
     Cost of products
     sold                                   328,964   287,524   219,358   212,437   221,016
   Selling, general and
     administrative
     expenses                                63,492    60,920    62,301    63,940    62,566
   Restructuring costs                                           22,000               2,500
   Other income (expense)
     - net                                   (4,207)   (3,519)      463     1,133     1,221
   Income (loss) before
     taxes and minority
     interests                               23,600     9,755   (21,594)   23,949    21,786
   Provision for taxes                        8,000     3,169       468     6,816     6,886
   Net income (loss)                         15,600     6,586   (22,062)   17,133    14,900
   Earnings (loss) per
     share                                      .83       .36     (1.21)      .95       .83
   Cash dividends per
     share                                                          .40       .40       .40
   Net income (loss) as
     percent of net sales                       3.7%      1.8%     (7.8%)     5.7%      4.9%
   Net income (loss) as
     percent of share-
     holders' average
     equity                                     8.1%      3.7%    (11.4%)     8.7%      8.1%
Working Capital

   Current assets                           176,508   157,641   154,941   153,582   140,549
   Current liabilities                       57,580    50,767    60,930    37,292    40,603
   Working capital                          118,928   106,874    94,011   116,290    99,946
   Current ratio                           3.1 to 1  3.1 to 1  2.5 to 1  4.1 to 1  3.5 to 1
Other Data

   Property, plant, and
     equipment - net                         99,999    98,262   101,795   105,468    99,406
   Total assets                             317,860   295,448   293,229   272,541   252,032
   Long-term debt                            45,797    56,939    50,236    12,864    16,098
   Debt/Equity ratio                           22.7%     31.4%     28.4%      6.1%      8.7%
   Shareholders' equity                     201,611   181,481   176,633   209,389   185,519
   Average common shares
     outstanding                             18,789    18,370    18,182    18,050    17,962

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- ------------------------------------------------------------------------

As an aid to understanding the Company's operating results, the following table indicates the percentage of sales that each income statement item represents, and the percentage increase or decrease in such items for the years indicated.

                                                                Percentage
                                                                 Increase
                                                                (Decrease)
                                                              ---------------
                                  Years ended December 31,    1993     1992
                                  -------------------------    vs.      vs.
                                   1993     1992    1991      1992     1991
                                  ------   ------  ------    ------   ------
Sales                             100.0%   100.0%  100.0%     16.2%   28.4%
Cost of goods sold                 78.3     79.5    77.9      14.4    31.1
Gross Margin                       21.7     20.5    22.1      23.0    19.1
Selling, general, etc.             15.1     16.8    22.1       4.2    (2.2)
Restructuring costs                 -        -       7.8       *       *
Other (income) expense              1.0      1.0     (.2)     19.6     *
Provision for taxes                 1.9       .9      .2     152.4     *
                                  ------   ------  ------    ------  ------
Net income (loss)                   3.7%    1.8%    (7.8%)   136.9%    *
                                  ======   ======  ======    ======  ======

* Not meaningful

         Sales by Major Product Area
           A breakdown of sales for calendar years 1993, 1992 and 1991 by major product is as follows:

Net Sales (In thousands)           1993      %       1992      %      1991     %
                                  ------    ----   --------  ----   --------  ----
Interconnection Products
   Business                       $129,000   30%   $127,000   35%   $130,000   46%
Wiring Systems and
   Components Business             217,000   52%    180,000   50%    105,000   37%
Communications Products
   Business                         74,000   18%     55,000   15%     47,000   17%
                                  --------  ----   --------  ----   --------  ----
Total                             $420,000  100%   $362,000  100%   $282,000  100%
                                  --------  ----   --------  ----   --------  ----

Results of Operations

The Company continued to grow sales in 1993 over 1992 due to the significant improvement in the domestic automotive markets and increased market penetration in the cable television and telecommunications segments of the communications industry. The sales improvement in 1992 over 1991 was attributable to the Company's expanded role in the worldwide automotive markets as well as substantial sales growth in the Communications Products Business. Sales in 1991 were affected in all major business units by the worldwide recession. International sales were $89 million, $92 million and $79 million for the years 1993, 1992 and 1991, respectively. Sales in 1991 included $28 million from National Industries, Inc. acquired in August 1991. See Note 2 of the
Notes to Consolidated Financial Statements which are included under Item 8 hereof.

The Interconnection Products Business sales remained flat for the three years ended 1993 as the computer industry continued its lackluster performance. Increases in new product sales have been offset by reduction in sales of mature product lines and price reductions during this three year period.

Sales in the Wiring Systems and Components Business increased worldwide 21% in 1993 with domestic sales increasing 27% and international sales decreasing 22% compared with 1992. For 1992, domestic sales increased 88% and international sales increased 14% when compared to 1991.

Worldwide sales in the Communication's Business increased 35% in 1993 over 1992 after increasing 17% in 1992 over 1991. The division serves two primary markets: cable television and telecommunications. Both markets continued their growth improvement in 1993 that started in 1992.

Sales in 1993 continued its growth due to increased domestic volume in the automotive business, improvement in worldwide communications sales offset in part by a decline in international automotive sales.

Cost of products sold decreased by 1.2% of sales in 1993 as the Company benefitted from its on-going cost control and productivity programs, increase in new products offerings which were offset by selective selling price decreases. These costs increased by 1.6% of sales in 1992 compared to 1991 due to the inclusion for a full year of National Industries which has higher labor and material costs compared to the other business units.

Selling, general and administrative expenses (SG&A) continued to decrease as a percentage of sales in 1993. This resulted from the leveraging of such expenses due to increased volume, along with the Company's ongoing concerted effort to maintain strong cost control in this area. Management intends to maintain SG&A expenses in the 16% to 18% range of sales.

In 1991, the Company reviewed the operations and asset base of the Interconnection Products Business and it was determined that the recession has shortened the life-cycle of some of the division's mature products resulting in substantial excess manufacturing capacity. Accordingly, this resulted in a $22 million restructuring charge against 1991 operating results. The major components of the charge include $18 million to close two manufacturing facilities, discontinue selected mature product lines, consolidate two administrative offices into one, and reduce administrative and management personnel. The 1991 restructuring program has been substantially completed in 1993. Additionally, a $4 million reserve was provided for the write-down of two unsold facilities.

Interest income decreased in 1993 and 1992 due to excess cash being reinvested in the business units and lower investment rates compared to the prior year. Interest expense decreased in 1993 due to reduction in long-term debt. For 1992, interest expense increased substantially from 1991 due to the full year impact of the $45 million debt incurred in September 1991 for the acquisition of National Industries, Inc.

Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). This change, as of that date, did not have a significant impact on the financial statements. Taxes in 1993 and 1992 were 33.9% and 32.5% of income, respectively, compared to the statutory rate in 1993 and 1992 of 35% and 34%, respectively. The loss incurred in 1991 as a result of the restructuring was not tax benefitted due to the lack of income earned in the jurisdictions where the charge was incurred. The effective statutory rate for 1993 and 1992 was negatively impacted by taxes imposed by various domestic operations and by higher taxes on international earnings where the Company operates. These higher taxes were offset by the tax benefit associated with the 1991 restructuring charge. An income tax provision of $.5 million was reported in 1991 due to income earned in various tax jurisdictions. See Note 5 of the Notes to Consolidated Financial Statements which are included under Item 8 hereof for the reconciliation of the provision for income taxes.

Liquidity and Capital Resources

The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. The Company in 1993 amended its revolving credit agreement with three banks by increasing its maximum borrowing to $40 million. As of December 31, 1993, the Company had outstanding borrowings of $1 million under this credit facility. During 1993, the Company reduced its total debt by $14.2 million. The Company's financial condition improved in 1993 as working capital increased to $119 million compared to $107 million in 1992. At year end 1993, long-term debt represented 22.7% of equity compared with 31.4% for 1992. Income generated from operations along with established credit facilities is sufficient to cover expected growth in the next few years. Capital expenditures in 1994 are projected to be in the $20 to 22 million range.

The Company, in December 1991, suspended its quarterly common stock dividend in order to maintain a strong balance sheet and to ensure Augat's financial long-term objectives. Management intends to reinstate a dividend when it is feasible and prudent.

In December 1992, the Company was awarded a $40 million judgment as a result of a lawsuit involving unfair trade practices. The lawsuit is under appeal and the eventual amount to be received is not determinable at this time.

The book value of the Company's common stock at December 31, 1993, was $10.60.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

The following financial statements and financial statement schedules are submitted herewith:

Financial Statements:                                                                 Pages
                                                                                      ------
         Independent Auditors' Report                                                   14

         Consolidated Balance Sheets at December 31,
         1993 and 1992                                                                  15

         Consolidated Statements of Income for the years
         ended December 31, 1993, 1992 and 1991                                         17

         Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1993, 1992
         and 1991                                                                       18

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1993, 1992 and 1991                                   19

         Notes to Consolidated Financial Statements                                     20

Financial Statement Schedules:

         Schedule V - Property, Plant and Equipment                                     29

         Schedule VI - Accumulated Depreciation, and
         Amortization of Property, Plant and Equipment                                  30

         Schedule VIII - Valuation and Qualifying Accounts                              31

         Schedule IX - Short-Term Borrowings                                            32

         Schedule X - Supplementary Income Statement Information                        33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Augat Inc.
Mansfield, Massachusetts


         We have audited the accompanying consolidated balance sheets of Augat Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the consolidated financial statement schedules listed at Item 8.
These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Augat Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE
Boston, Massachusetts
January 27, 1994

CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,

(In thousands)                                                                                1993               1992
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
  Cash and cash equivalents                                                                 $  8,540           $ 28,323
  Accounts receivable - less allowance for doubtful accounts,
       $1,129 in 1993 and $1,451 in 1992                                                      73,633             53,084
  Refundable income taxes                                                                        138                113
  Inventories:
       Finished goods                                                                         33,493             31,447
       Work in process                                                                        26,415             17,491
       Raw materials                                                                          26,654             24,428
                                                                                            --------          ---------
  Total inventories                                                                           86,562             73,366
  Deferred income taxes                                                                        4,556
  Prepaid expenses                                                                             3,079              2,755
                                                                                            --------          ---------
Total current assets                                                                         176,508            157,641
                                                                                            --------          ---------
Property, Plant, and Equipment:
  Land                                                                                         3,528              4,204
  Building and building improvements                                                          54,674             56,830
  Machinery and equipment                                                                    115,155            105,931
  Furniture and fixtures                                                                      20,603             19,781
  Construction in progress - buildings and machinery                                          10,010              6,942
                                                                                            --------          ---------
  Total                                                                                      203,970            193,688
  Less accumulated depreciation                                                              103,971             95,426
                                                                                            --------          ---------
Property, plant, and equipment - net                                                          99,999             98,262
                                                                                            --------          ---------
  Other Assets:
  Goodwill - net                                                                              26,759             28,037
  Property held for sale                                                                       9,179              6,801
  Other                                                                                        5,415              4,707
                                                                                            --------          ---------
Total other assets                                                                            41,353             39,545
                                                                                            --------          ---------
Total                                                                                       $317,860           $295,448
                                                                                            ========          =========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,

(In thousands)                                                                                1993                  1992
- ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                                             $  1,000            $  3,900
  Current maturities of long-term debt                                                         2,130               2,290
  Accounts payable                                                                            28,353              21,016
  Federal, state and foreign taxes payable                                                     3,352               1,361
  Accrued restructuring costs                                                                  1,751               2,952
  Accrued compensation and benefits                                                           10,193               8,653
  Other accrued expenses                                                                      10,801              10,595
                                                                                            --------           ---------
Total current liabilities                                                                     57,580              50,767
                                                                                            --------           ---------

Long-Term Debt                                                                                45,797              56,939

Deferred Income Taxes                                                                         12,872               6,261

Commitments and Contingencies




Shareholders' Equity:
  Common stock - par value $.10 per share:
       Authorized 60,000,000 shares:
       Issued and outstanding, 19,032,767 in 1993 and 18,421,624 in 1992                       1,903               1,842
  Paid-in capital                                                                             69,262              62,442
  Retained earnings                                                                          118,878             103,278
  Cumulative translation adjustment                                                           11,923              14,121
  Treasury stock, at cost:
       16,700 shares at 1993 and 1992                                                           (110)               (110)
  Unearned compensation - restricted stock awards                                               (245)                (92)
                                                                                            --------           ---------
Shareholders' equity                                                                         201,611             181,481
                                                                                            --------           ---------
Total                                                                                       $317,860            $295,448
                                                                                            ========           =========


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

                                                                                       For the Years Ended December 31,
(In thousands except per share data)                                                    1993         1992          1991
- -----------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $420,263     $361,718      $281,602
Cost of products sold                                                                328,964      287,524       219,358
                                                                                    --------     --------      --------
Gross margin                                                                          91,299       74,194        62,244
Selling, general and administrative expenses                                          63,492       60,920        62,301
Restructuring costs                                                                                              22,000
                                                                                    --------     --------      --------
Income (loss) from operations                                                         27,807       13,274       (22,057)
Other income (expense):
   Interest income, etc.                                                                 386        1,486         2,905
   Interest expense                                                                   (4,593)      (5,005)       (2,442)
                                                                                    --------     --------      --------
Net                                                                                   (4,207)      (3,519)          463
                                                                                    --------     --------      --------
Income (loss) before taxes on income                                                  23,600        9,755       (21,594)
Provision for taxes on income                                                          8,000        3,169           468
                                                                                    --------     --------      --------
Net income (loss)                                                                   $ 15,600      $ 6,586      $(22,062)
                                                                                    --------     --------      --------
Earnings (loss) per share                                                           $    .83      $   .36      $  (1.21)
                                                                                    ========     ========      ========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

(In thousands)                                                                For the Years Ended December 31, 1993, 1992 and 1991
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                       Common Stock
                                                                   ---------------------
                                                                     Number of                                          Cumulative
                                                                        Shares            Paid-in       Retained       Translation
                                                                   Outstanding   Amount   Capital       Earnings        Adjustment
                                                                   ---------------------------------------------------------------
Balance, December 31, 1990                                              18,086   $1,809   $58,746       $126,019           $23,172

Common stock issued under
  employee benefit plans                                                    81        8       821
Stock issued in connection with an acquisition                             189       19     2,181
Net loss                                                                                                 (22,062)
Dividends paid                                                                                            (7,265)
Foreign currency translation adjustment                                                                                     (6,590)
                                                                        ------    -----    ------       --------           -------
Balance, December 31, 1991                                              18,356    1,836    61,748         96,692            16,582

Common stock issued under
  employee benefit plans                                                    66        6       694
Net income                                                                                                 6,586
Foreign currency translation adjustment                                                                                     (2,461)
                                                                        ------    -----    ------       --------           -------
Balance, December 31, 1992                                              18,422    1,842    62,442        103,278            14,121

Common stock issued under
  employee benefit plans                                                   611       61     6,820
Net income                                                                                                15,600
Foreign currency translation adjustment                                                                                     (2,198)
                                                                        ------    -----    ------       --------           -------
Balance, December 31, 1993                                              19,033   $1,903   $69,262       $118,878           $11,923
                                                                        ======    =====    ======        =======           =======

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                                                 For the Years Ended December 31,
(In thousands)                                                                                  1993            1992         1991
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income (loss)                                                                          $15,600        $  6,586      $(22,062)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depreciation and amortization                                                          15,758          16,040        16,041
       Amortization of restricted stock awards                                                   169             131           105
       Provision for non-current asset write-down                                                600                        13,844
       Gain on the sale of property, plant, and equipment                                        (97)           (213)         (420)
       Deferred income taxes - net                                                             2,055             831        (7,484)
       Loss applicable to minority interests                                                                                   (82)
       Increase (decrease) in cash from changes in assets and liabilities, net of effects from business acquired:
       Accounts receivable                                                                   (20,549)         (2,496)       13,721
       Refundable income taxes                                                                   (25)            962           300
       Inventories                                                                           (13,196)            117          (436)
       Prepaid expenses                                                                         (324)           (486)        1,613
       Other assets                                                                             (703)         (3,003)         (838)
       Accounts payable                                                                        7,337           4,051        (9,814)
       Income taxes payable                                                                    1,991             598          (857)
       Accrued restructuring, compensation and other expenses                                    545          (9,266)       (1,644)
       Effect of exchange rate changes on
         current assets and liabilities (other than cash)                                       (693)           (701)         (488)
                                                                                             -------         -------       -------
Net cash provided by operating activities                                                      8,468          13,151         1,499
                                                                                             -------         -------       -------
Cash Flows From Investing Activities:
   Purchase of property, plant, and equipment                                                (20,377)        (14,495)      (14,240)
   Proceeds from the sale of property, plant, and equipment                                      407           2,924         2,446
   Payment for business acquired                                                                                           (38,201)
                                                                                             -------         -------       -------
Net cash used for investing activities                                                       (19,970)        (11,571)      (49,995)
                                                                                             -------         -------       -------
Cash Flows From Financing Activities:
   Cash dividends paid                                                                                                      (7,265)
   Proceeds from short-term borrowings                                                        29,700          12,900        45,000
   Payments for short-term borrowings                                                        (32,600)        (58,000)
   Proceeds from long-term debt                                                                               49,000
   Payments for long-term debt                                                               (11,302)         (4,269)       (2,483)
   Common stock issued under employee benefit plans                                            6,560             592           857
                                                                                             -------         -------       -------
Net cash provided (used) by financing activities                                              (7,642)            223        36,109
                                                                                             -------         -------       -------
Effect of exchange rate changes on cash                                                         (639)         (1,006)       (2,705)
Net changes in cash and cash equivalents                                                     (19,783)            797       (15,092)
Cash and cash equivalents beginning of year                                                   28,323          27,526        42,618
                                                                                             -------         -------       -------
Cash and cash equivalents end of year                                                       $  8,540         $28,323      $ 27,526
                                                                                             =======         =======       =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)


1. SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all majority-owned domestic and foreign subsidiaries. Long-term investments in affiliated companies representing ownership interests of 20% to 50% are accounted for on the equity method. Foreign subsidiaries are included on the basis of fiscal years ended November 30. Material intercompany transactions and balances have been eliminated.

Inventories
Inventories are stated at the lower of cost (principally, first-in, first-out method) or market.

Property, Plant, and Equipment
Property, plant, and equipment is recorded at cost. For financial reporting purposes, depreciation is provided using the straight-line method based on the estimated useful lives of the various classes of assets. The estimated useful lives for buildings and improvements are 5 to 40 years; for machinery and equipment 3 to 10 years; and for furniture and fixtures 3 to 10 years. Maintenance, repairs and minor improvements are charged to expense as incurred, while additions, major improvements and renewals of fixed assets are capitalized. The cost of property retired or sold together with the accumulated depreciation is removed from the respective accounts and any difference, less proceeds from sale, is charged or credited to income.

Revenue Recognition
Sales are recognized at the time of shipment.

Income Taxes
The Company, effective January 1, 1993, adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect on prior years at the date of adoption was not material to the results of operations or the financial position of the Company.
        SFAS 109 uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" (SFAS 96), which employed an asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

Research and Development
Research and development costs are expensed as incurred. Such costs amounted to approximately $19,000, $19,000 and $16,000, in 1993, 1992 and 1991,
respectively.

Translation of Foreign Currencies
Assets and liabilities of foreign operations are translated at year-end exchange rates. Revenues and expenses are translated using average exchange rates. The resulting translation adjustment is reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are reflected in net income.

Other Assets
The excess of the purchase price of acquired companies over the fair value of net identifiable assets at dates of acquisition has been recorded as goodwill and is being amortized on a straight-line basis over various periods not exceeding twenty-five years. Accumulated amortization at December 31, 1993 and 1992, was $3,498 and $2,206 respectively. Amortization of goodwill was $1,292, $1,262 and $533, in 1993, 1992 and 1991, respectively.

Earnings Per Share
Earnings per share is based on the weighted average number of shares outstanding during each year. The exercise of all presently outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no dilutive effect on earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)


Statements of Cash Flows
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Supplemental Cash Flow Information
Cash payments during the years ended 1993, 1992 and 1991 included interest of $4,510, $3,450 and $2,497, and income taxes of $4,112, $2,362 and $7,428, respectively.
        In 1991, the Company paid cash of $38,201, issued common stock of $2,200 and assumed liabilities of $30,808 to acquire assets with a fair value of $71,209.

Financial Instruments and Concentrations of Credit Risk
Off-Balance-Sheet Risk - The Company enters into forward foreign exchange and commodity contracts to hedge foreign currency and inventory purchases, respectively, when deemed appropriate for periods consistent with its committed exposures. The Company's foreign exchange and commodity contracts do not subject the Company to risk because gains and losses on contracts are offset by losses and gains on the assets, liabilities, and transactions being hedged. The foreign exchange contracts generally have maturities which do not exceed six months. Gains and losses on contracts which hedge specific foreign currency denominated commitments are deferred and recognized in the period in which the transaction is completed. As of December 31, 1993, the Company had $3.5 million of foreign exchange contracts outstanding. The Company had no outstanding foreign exchange contracts at December 31, 1992.
        Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.
        The Company places its temporary cash investments with high credit qualified financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Except for major domestic automotive manufacturers, credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, and its dispersion across many different industries and geographies. Sales to major domestic automotive manufacturers represent approximately 35% and 31% of total sales in 1993 and 1992, respectively.
        The Company's financial instruments include cash, accounts receivable and payable, notes payable and long-term debt at December 31, 1993. Cash, accounts receivable and payable are recorded at their net realizable value, which approximates market. Based on the borrowing rates currently available to the Company, Management believes the recorded value of notes payable and long-term debt approximates market.
        In the normal course of its business activities, the company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. At December 31, 1993, letters of credit outstanding amounted to $1,700.


2. ACQUISITIONS

In August 1991, the Company acquired National Industries, Inc., a manufacturer of wire harnesses for the automotive industry, for $9,600 in cash, $28,601 repayment of debt and the issuance of 188,840 shares of the Company's common stock with a fair market value of $2,200.
        The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, as adjusted in 1992, of $27,937, has been recorded as goodwill, and is being amortized over twenty-five years.
        The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. Unaudited pro forma summary results of operations of the acquisition as if the acquisition had occurred at the beginning of 1991, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related income tax effects, would have resulted in net sales of $345,522, a net loss of $27,405 and loss per share of $1.50. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

3. DEBT AND AVAILABLE CREDIT FACILITIES

Long-term debt at December 31, 1993 and 1992, exclusive of current maturities, consisted of the following:

                                                                                           1993         1992
- -------------------------------------------------------------------------------------------------------------
Senior secured notes due 1995 - 1999 at interest rates
  ranging from 8.71% to 8.61%                                                           $40,000       $40,000
Revolving credit facility at interest rates ranging from 4.7% to 6.0%                                   9,000
Industrial development and pollution control revenue
  bonds at interest rates ranging from 5.7% to 7.5%, due 1995-2009                        5,376         7,110
Capitalized lease obligations:
  Industrial development bonds due 1995-1996 at interest rates ranging
  from 70% to 75% of prime                                                                  421           829
                                                                                        -------       -------
Total                                                                                   $45,797       $56,939
                                                                                        =======       =======

        Long-term borrowing maturities in each of the five years subsequent to December 31, 1994, are as follows: 1995, $10,866; 1996, $10,331; 1997, $8,900;
1998, $8,900 and 1999 and thereafter, $6,800. The industrial development and pollution control revenue bonds are collateralized by buildings and equipment with a net book value of approximately $10,850, of which $6,026 is guaranteed by a letter of credit at December 31, 1993.
        The capitalized lease obligations, which are financed by proceeds from bonds, are secured by the leased facilities which had a net book value of $1,413 at December 31, 1993.
        In 1992, the Company completed a private placement of $40,000 of senior secured notes. Interest is paid semiannually commencing August 1, 1992. The private placement senior secured note agreement includes certain financial covenants and restrictions upon dividends, investments, indebtedness, and the sale of certain assets. Dividends cannot exceed $9,800 plus 50% of net income annually.
        Aggregate short-term notes payable averaged $3,094, $15,917 and $19,000 during 1993, 1992 and 1991, respectively, and the weighted average interest rates on such borrowings were 6%, 6% and 8%. The maximum outstanding balances were $10,000, $49,000 and $49,000 in 1993, 1992 and 1991. Short-term debt was used principally for working capital needs, and in 1991 for an acquisition.
        In 1993, the Company increased its borrowing limit from $20 million up to $40 million under its secured revolving credit agreement with several banks. The agreement which expires no sooner than December 31, 1994 requires a commitment fee of one-half percent per annum, payable on any available and unused portion. At December 31, 1993 and 1992, the Company's borrowings under the revolving credit facility totaled $1.0 million and $12.9 million, respectively, which was borrowed for working capital purposes. Interest on the working capital borrowings are at prime rate (6% at December 31, 1993).


4. RESTRUCTURING COSTS

Restructuring costs totaling $22,000 in 1991 include provisions for estimated costs from restructuring and cost-reduction programs. This provision includes costs associated with plant closings, discontinuance of selected older products, the write-off of related equipment and the write-down of facilities to net realizable value. The 1991 restructuring program has been substantially completed in 1993.
        The Company in connection with the acquisition of National Industries, Inc. in 1991 established a restructuring liability for estimated costs to reorganize National Industries' operations. This program has been substantially completed as of December 31, 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)


5. INCOME TAXES

The geographic components of income (loss) before taxes on income were as follows:

                                                                                   1993           1992              1991
- -------------------------------------------------------------------------------------------------------------------------
United States                                                                   $21,364         $6,456          $(23,978)
Foreign                                                                           2,236          3,299             2,384
                                                                                -------         ------          --------
Income (loss) before taxes on income                                            $23,600         $9,755          $(21,594)
                                                                                =======         ======          ========

The components of the provision (credit) for taxes on income were as follows:

                                                                                   1993           1992               1991
- --------------------------------------------------------------------------------------------------------------------------
Current:
United States                                                                   $1,607          $  189            $(1,858)
Foreign                                                                          1,452           1,141                347
State                                                                              838             871              1,154
                                                                                -------         ------           --------
Total current                                                                    3,897           2,201               (357)
                                                                                -------         ------           --------
Deferred:
United States                                                                    3,611                               (825)
Foreign                                                                            492             968              1,650
                                                                                -------         ------           --------
Total deferred                                                                   4,103             968                825
                                                                                -------         ------           --------
Provision for taxes on income                                                   $8,000          $3,169           $    468
                                                                                =======         ======          ========

Deferred income taxes result from timing differences in the recognition of revenues and expenses for financial statement and income tax purposes. Included in the deferred amounts for 1993 are the benefits of operating losses and credits of $3,035 and a decrease in the valuation reserve of $513.

A reconciliation of the Company's provision for taxes on income and the amount computed by applying the statutory federal income tax rate to income (loss) before taxes is as follows:

                                                                                        % Of Pretax Income (Loss)
                                                                                 -----------------------------------------
                                                                                  1993            1992               1991
- --------------------------------------------------------------------------------------------------------------------------
Statutory federal tax rate                                                        35.0            34.0              (34.0)
State income taxes - net                                                           2.3             5.9                3.5
Foreign income taxed at different rates, losses not tax benefitted,
  or earnings of foreign subsidiaries expected to be remitted                      9.0            18.5                5.6
Net domestic losses (with) without tax benefit and tax credit carryovers         (12.8)          (33.0)              29.6
Effect of adoption of SFAS 96                                                                                        (3.8)
Non-deductible expenses                                                             .6             5.1                1.3
Other items - net                                                                  (.2)            2.0
                                                                                -------         ------             ------
Effective tax rate                                                                33.9            32.5                2.2
                                                                                =======         ======             ======

The components of the net deferred tax asset and liability as of December 31,
1993, were as follows:
                                                                                                Deferred Tax
                                                                               -----------------------------------------------
Current:                                                                        Assets          Liabilities             Total
                                                                               -----------------------------------------------
Accrued liabilities                                                            $(3,883)                               $(3,883)
Alternative minimum tax credit carryforwards                                    (2,616)                                (2,616)
Other liabilities                                                                                  $ 1,943              1,943
                                                                               -------             -------            --------
Current deferred tax asset                                                      (6,499)              1,943             (4,556)
                                                                               -------             -------            --------
Non-current:
Pension costs                                                                   (2,293)                                (2,293)
Operating loss carryfowards                                                     (6,665)                                (6,665)
Foreign tax credit carryfowards                                                 (2,442)                                (2,442)
Property, plant, and equipment                                                                      15,165             15,165
                                                                               -------             -------            --------
Non-current deferred tax liability                                             (11,400)             15,165              3,765
Valuation allowance                                                              9,107                                  9,107
                                                                               -------             -------            --------
Net non-current deferred tax liability                                         $(2,293)            $15,165            $12,872
                                                                               -------             -------            --------

        The accumulated earnings of foreign subsidiaries on which federal income taxes have not been provided amounted to $48,948 through December 31, 1993. The Company's intention is to permanently reinvest these earnings at least until such time as they can be repatriated without a material incremental tax cost.
        At December 31, 1993 the Company had foreign net operating losses amounting to approximately $20,792, of which $16,952 can be carried foward indefinitely and the balance expires at various dates through 1998. Additionally, there were available foreign tax credits of $2,442 that will expire at various dates through 1998 and alternative minimum tax credits of $2,616 which have indefinite carryover periods.

6. EMPLOYEE BENEFIT PLANS

Pension Plans
The Company sponsors noncontributory defined benefit pension plans that cover substantially all eligible U.S. employees. Benefits are based on employees' years of service and compensation during employment. The principal plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act.
        The Supplementary Employee Retirement Plan (SERP) is a non-qualified plan providing certain elected officers with additional defined pension benefits.
        Pension expense was $1,155, $875 and $964 in 1993, 1992 and 1991, respectively.

The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements:
                                                                                                December 31,
                                                                       Defined Benefit Plan                    SERP
                                                                     -----------------------            ----------------------
                                                                        1993            1992              1993          1992
- ------------------------------------------------------------------------------------------------------------------------------
Plans' funded status:
Plan assets at fair value                                            $13,954         $12,531            $ 6,152         $5,278
Projected benefit obligation:
 Vested                                                               13,206          10,347              3,767          2,023
 Nonvested                                                               469             429
 Effect of future compensation increases                               5,075           3,360                448            468
                                                                      ------         -------             ------          -----
Plan assets in excess of (less than)
 projected benefit obligation                                         (4,796)         (1,605)             1,937          2,787
Unrecognized net (gain) or loss                                        2,730          (1,055)             1,246           (408)
Unrecognized net transition obligation (asset)
 being recognized over 15 years                                       (1,834)         (2,202)             1,371          1,501
                                                                      ------         -------             ------          -----
Prepaid (accrued) pension liability                                  $(3,900)       $ (4,862)            $4,554         $3,880
                                                                      ------         -------             ------          -----
Pension cost - net:
Service cost-benefits earned during year                             $ 1,349        $  1,198             $  261         $   221
Interest cost on projected benefit obligation                          1,195           1,067                261             218
Actual return on plan assets                                            (932)           (945)              (108)            (45)
Net amortization and deferral                                           (694)           (659)              (177)           (180)
                                                                      ------         -------             ------          -----
Pension cost - net                                                   $   918        $    661             $  237         $   214
                                                                      ------         -------             ------          -----

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)
                                                                                        1993            1992
- ------------------------------------------------------------------------------------------------------------
Actuarial assumptions:
Discount rate                                                                           7.5%            8.5%
Long-term rate of compensation increases                                                5.0%            5.0%
Long-term rate of return on plan assets                                                 8.5%            9.0%

The Company's foreign defined contribution pension plans are consistent with local practice and are principally funded through insurance programs. Pension expense in 1993, 1992 and 1991, for the foreign plans was $800, $857 and $914, respectively.

Savings and Retirement Plan
The Company, in 1988, adopted the Augat Inc. Savings and Retirement Plan and established a related trust. The Plan covers substantially all eligible U.S. employees and allows employees to contribute from one to ten percent of salary through salary reduction, up to the Internal Revenue Service limit on salary reduction contributions. The Company will make matching contributions of 25% of the employees' contributions of up to 6% of salary in the form of Company common stock. Company contributions will vest 20% after two years of service (with prior service vesting allowed for active employees at the inception of the Plan), increasing by 20% per year up to 100% after six years of service. The Plan will permit participants to elect to invest their contributions in one or more of three savings and investment funds. For the years 1993, 1992 and 1991, the Company contributed 17,390, 19,820 and 17,984 shares, respectively, of Company common stock to the Plan at a cost of $245, $215 and $224, respectively.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company and its subsidiaries are obligated under facility and equipment leases which expire at various dates through 2002. These leases generally provide extension privileges and are exclusive of real estate taxes, insurance and other expenses. Rent expense in 1993, 1992 and 1991 was $6,765, $5,720 and $3,613, respectively. Annual minimum future rentals are $5,686, $3,971, $2,451, $1,554 and $1,075 for the years 1994 through 1998, and aggregate to $2,115 for all the years subsequent to 1998.

Contingencies
The acquisition of National Industries, Inc. included a liability of approximately $5,400 to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of December 31, 1993 (approximately $700) represent amounts expended for preliminary site evaluation and design and testing. The Company is in the process of discussing with governmental agencies the procedures necessary to complete additional studies and remediation. The Company believes the recorded liability of approximately $4,700 at December 31, 1993 to be adequate.

8. COMMON STOCK

In 1988, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Pursuant to the Plan, the Rights become exercisable when certain triggering events occur that involve an entity's attempt to acquire, or the acquisition of, at least 20 percent of the Company's Common Stock or announces a tender or exchange offer that would result in such entity owning 30 percent or more of the Company's Common Stock. Such percentages may, at the Board's discretion, be lowered.
        If any entity becomes the beneficial owner of 25 percent or more of the Common Stock (except pursuant to a tender or exchange offer for all shares at a fair price as determined by the independent members of the Board), if a 20 percent or more shareholder consolidates or merges into or engages in certain self-dealing transactions with the Company, or if there occurs any reclassification, merger, or other transaction or transactions which increases by more than one percent of the proportionate share of the Company's outstanding Common Stock held by a 20 percent or more shareholder, then each holder of a Right will be entitled to purchase that number of shares of the Company's Common Stock which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In addition, if the Company is involved in a merger or other business combination transaction with another entity in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50 percent or more of its assets or earning power to another entity, each Right that has not previously been exercised will entitle its holder to purchase the number of shares of common stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. The Company will generally be entitled to redeem the Rights at $.02 per Right at any time until the tenth day following a public announcement that a 20 percent stock position has been acquired and in certain other circumstances.
The Rights will expire on August 23, 1998, unless earlier redeemed or exchanged.

9. STOCK OPTION AND STOCK PURCHASE PLANS

Stock Options, Appreciation Rights and Restricted Stock
The Company has three Stock Option and Appreciation Rights Plans, the 1984, the 1987 and the 1989 Plans, pursuant to which stock options and appreciation rights have been granted and will be granted in the future. In addition, restricted stock awards may be granted under the 1989 Plan.
        All Plans provide for the issuance of stock options and tandem appreciation rights to key employees of the Company and, in the case of the 1987 and 1989 Plans only, also to directors of the Company. The options may be either incentive stock options or non-qualified options. No more than a total of 2,100,000 shares of common stock may be issued under all of the Plans. The period over which options must be exercised is determined on the date of grant and may not be later than 10 years or 10 years and 30 days in the case of incentive and non-qualified options, respectively.
        Under the Plans, incentive stock options will be granted at fair market value as of the date of grant and may not be exercised until 12 months after the date of grant. Non-qualified options must equal at least 90% of the fair market value on the date of grant.
        Stock appreciation rights may also be granted to holders of options. Under exercise of such rights, the holder will receive shares of common stock or a combination of cash and common stock at the election of the Board of Directors equal to the increase in the fair market value of the number of shares of common stock subject to such rights. Under the Plan, when both an option and an appreciation right are granted, the exercise of one cancels the other.
        Restricted stock awards may be issued under the 1989 Plan and entitle the participant to purchase common stock from the Company under terms which provide for vesting over a specified number of years and a right of repurchase by the Company of non-vested stock when the recipient's relationship with the Company terminates. The price of the awards may be less than fair market value but not less than par value ($.10 per share). Compensation expense resulting from the grant of awards is recognized over the period from the award date to the date the forfeiture provisions lapse. Stock awards amounting to 26,500 shares were issued in 1993 and 10,500 shares were issued in 1992. Shares repurchased totaled 4,500 and 5,000 in 1992 and 1991, respectively, and none in 1993. The net cost of shares outstanding in 1993 was $169.
        The Compensation Committee of the Board of Directors administers all of the Plans.

A summary of options under the Plans is as follows:

                                                        Number of Shares                Option Price Per Share
- --------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1990                                 1,564,164
  Granted                                                        419,000                           $ .10-12.75
  Exercised                                                      (40,290)                            .10-12.63
  Cancelled or expired                                          (424,688)                           9.38-24.50
                                                               ---------                           -----------
Outstanding, December 31, 1991                                 1,518,186
  Granted                                                        481,000                            .10-11.75
  Exercised                                                      (40,317)                           .10-10.88
  Cancelled or expired                                          (227,078)                          9.38-23.25
                                                               ---------                           -----------
Outstanding, December 31, 1992                                 1,731,791
  Granted                                                        328,525                            .10-16.88
  Exercised                                                     (567,935)                           .10-14.50
  Cancelled or expired                                          (254,293)                          9.38-15.00
                                                               ---------                           -----------
Outstanding, December 31, 1993                                 1,238,088
                                                                ---------
  Options exercisable at December 31, 1993                       372,163                          $9.38-12.63
                                                                ---------                          -----------
  Options available for future grant at December 31, 1993        182,008
                                                                ---------


Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan which allows employees to purchase shares of common stock of the Company at a 15% discount from market value (subject to a minimum price and a maximum contribution per employee) pursuant to annual offerings. The maximum number of shares available for issuance under the current plan is 600,000 shares over a five-year period ending in 1997. Employees purchased 25,818, 5,380 and 22,810 shares in 1993, 1992 and 1991, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)


10. BUSINESS SEGMENT AND FOREIGN OPERATIONS

The Company operates within a single segment of the electronics industry defined as the electromechanical component and subsystem sector. The Company designs, manufactures and markets a broad range of electromechanical components and subsystems.
        The sales and marketing operations outside the United States are conducted through marketing/warehousing subsidiaries in Australia, Canada, France, Germany, Italy, Japan, Singapore, Sweden, Switzerland, the United Kingdom and sales offices in other areas. The foreign manufacturing operations are in Mexico, Singapore, Switzerland and the United Kingdom. The products manufactured in Switzerland are sold to the parent company for further processing or to the foreign marketing/warehousing subsidiaries for further finishing or resale in local markets.

        Financial information concerning the Company's operations by major geographical area is as follows:

                                                                                1993        1992       1991
- -----------------------------------------------------------------------------------------------------------
Net Sales:
United States
  Sales excluding export sales                                              $331,200    $269,603   $202,518
  Export sales                                                                 9,181       9,304      4,684
  Intersegment sales                                                          18,464      18,914     15,265
                                                                            --------    --------   --------
          Total                                                              358,845     297,821    222,467
                                                                            ========    ========   ========
Western Europe:
  Sales excluding export sales                                                44,979      55,914     51,541
  Export sales                                                                 1,282       1,079        161
  Intersegment sales                                                           5,301       5,853      5,435
                                                                            --------    --------   --------
          Total                                                               51,562      62,846     57,137
                                                                            ========    ========   ========
Other Areas:
  Sales excluding export sales                                                33,621      25,818     22,698
  Export sales
  Intersegment sales                                                           3,942         984      1,737
                                                                            --------    --------   --------
          Total                                                               37,563      26,802     24,435
                                                                            ========    ========   ========
Total                                                                        447,970     387,469    304,039
Less eliminations                                                             27,707      25,751     22,437
                                                                            --------    --------   --------
Total                                                                       $420,263    $361,718   $281,602
                                                                            ========    ========   ========
Operating Income:
United States                                                               $ 37,740    $ 17,036   $  2,320
Western Europe                                                                  (135)      4,309      7,265
Other Areas                                                                      771      (1,596)    (1,773)
                                                                            --------    --------   --------
          Total                                                             $ 38,376    $ 19,749   $  7,812
                                                                            ========    ========   ========
Identifiable Assets:
United States                                                               $230,322    $211,087   $208,683
Western Europe                                                                58,027      62,757     64,831
Other Areas                                                                   29,511      21,604     19,715
                                                                            --------    --------   --------
          Total                                                             $317,860    $295,448   $293,229
                                                                            ========    ========   ========


        Operating income by geographical area does not include corporate expenses, restructuring costs, other income or expenses, or income taxes. Intersegment sales between areas are made at negotiated selling prices. One customer accounted for approximately 28% and 24% of sales for 1993 and 1992, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                     (In thousands)
                 ---------------------------------------------------
                                                            Net                      Earnings
                 Net                       Gross            Income                   (Loss)
1993             Sales                     Margin           (Loss)                   Per Share
1st Quarter      $101,155                  $21,545          $  2,900                 $  .16
2nd Quarter       106,295                   23,313             3,600                    .19
3rd Quarter       100,014                   22,421             4,100                    .22
4th Quarter       112,799                   24,020             5,000                    .26
                 --------                  -------          ---------                -------
                 $420,263                  $91,299          $ 15,600                 $  .83
1992
1st Quarter      $ 84,587                  $16,916          $  1,400                 $  .08
2nd Quarter        90,234                   18,609             2,193                    .12
3rd Quarter        91,422                   18,879             1,703                    .09
4th Quarter        95,475                   19,790             1,290                    .07
                 --------                  -------          ---------                -------
                 $361,718                  $74,194          $  6,586                 $  .36

1991

1st Quarter      $ 63,121                  $15,280          $  1,183                 $  .07
2nd Quarter        64,846                   15,875               758                    .04
3rd Quarter*       70,015                   15,812           (20,531)                 (1.13)
4th Quarter        83,620                   15,277            (3,472)                  (.19)
                 --------                  -------          ---------                -------
                 $281,602                  $62,244          $(22,062)                $(1.21)

*  Includes before tax restructuring costs of $22,000 in 1991.

                                                                                                     SCHEDULE V
                                                    AUGAT INC. AND SUBSIDIARIES
                                                    ---------------------------

                                                  PROPERTY, PLANT, AND EQUIPMENT
                                       For the Years Ended December 31, 1993, 1992 and 1991
                                                          (In thousands)
- -------------------------------------------------------------------------------------------------------------------
                                         Balance At                Retire-                              Balance
                                          Beginning    Additions    ments    Other        Translation   At End
Description                                 of Year     At Cost   Or Sales  Changes       Adjustments   Of Year
                                                                              (1)             (2)
- -------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:
  Land                                     $  4,204      $        $        $(   616)        $(   60)      $  3,528
  Buildings and building
    improvements                             56,830           35      27    ( 1,353)         (  811)        54,674
   Machinery and equipment                  105,931          947   3,240     12,083          (  566)       115,155
   Furniture and fixtures                    19,781          340     978      1,643          (  183)        20,603
   Construction in progress                   6,942       19,055            (15,938)         (   49)        10,010
                                           --------      -------  ------  ---------        --------       --------
                 TOTAL                     $193,688      $20,377  $4,245   $( 4,181)        $(1,669)      $203,970
                                           --------      -------  ------  ---------        --------       --------
Year Ended December 31, 1992:
  Land                                     $  4,410      $        $        $(   113)        $(   93)      $  4,204
  Buildings and building
    improvements                             58,745        1,309     302    ( 2,365)         (  557)        56,830
  Machinery and equipment                   102,970        1,264   2,484      4,361          (  180)       105,931
  Furniture and fixtures                     17,772        1,801     580        943          (  155)        19,781
  Construction in progress                    6,365       10,121     796    ( 8,706)         (   42)         6,942
                                           --------      -------  -------  ---------        --------      --------
                 TOTAL                     $190,262      $14,495  $4,162   $( 5,880)        $(1,027)      $193,688
                                           --------      -------  -------  ---------        --------      --------

Year Ended December 31, 1991:
  Land                                     $  3,925      $   305  $  191   $    569         $(  198)      $  4,410
  Buildings and building
    improvements                             54,500          642     687      6,912          (2,622)        58,745
  Machinery and equipment                   109,274        1,552   2,224    ( 3,604)         (2,028)       102,970
  Furniture and fixtures                     14,626        1,589     114      2,006          (  335)        17,772
  Construction in progress                   10,374       10,152     827    (13,000)         (  334)         6,365
                                           --------      -------  ------  ---------        --------       --------
                 TOTAL                     $192,699      $14,240  $4,043   $( 7,117)        $(5,517)      $190,262
                                           --------      -------  ------  ---------        --------       --------
- ------------------------------------------------------------------------------------------------------------------

NOTES:                                                                       1993               1992            1991
                                                                             ----               ----            ----
1.a.  Includes assets written off as part of restructuring.                                   $(3,914)         $(20,266)
  b.  Includes assets acquired in purchase transactions.
                 See note 2 to the consolidated financial statements.                                            13,943
  c.  Includes assets which have been reclassified to or
                 from Property held for sale.                                $(4,181)          (1,966)             (794)
          See note 4 to the consolidated financial statements.               -------          -------          --------
                                                                   TOTAL     $(4,181)         $(5,880)         $( 7,117)
  d.  Includes reclassifications made between categories.                    =======          =======          ========
2.    Amounts represent the effect of Financial Accounting
        Standards Board Statement No. 52, "Foreign Currency
        Translation".

                                                                                    SCHEDULE VI

                                                    AUGAT INC. AND SUBSIDIARIES

                            ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                       For the Years Ended December 31, 1993, 1992 and 1991

                                                          (In thousands)
- ---------------------------------------------------------------------------------------------------------
                                             ADDITIONS
                                BALANCE AT   CHARGED TO                            TRANSLATION    BALANCE
                                BEGINNING    COSTS AND                  OTHER      ADJUSTMENTS    AT END
DESCRIPTION                      OF YEAR      EXPENSES    RETIREMENTS   CHANGES (1)     (2)       OF YEAR
- ---------------------------------------------------------------------------------------------------------
Year Ended December
  31, 1993:

  Buildings and
    building
    improvements                  $15,231    $ 1,908        $   22      $(1,147)      $(  197)   $ 15,773
  Machinery and
    equipment                      68,334      9,856         2,995       (    3)       (  452)     74,740
  Furniture and
    fixtures                       11,861      2,702           919       (   34)       (  152)     13,458
                                  -----------------------------------------------------------------------
         TOTAL                    $95,426    $14,466        $3,936      $(1,184)      $(  801)   $103,971
                                  -----------------------------------------------------------------------
Year Ended December
  31, 1992:

  Buildings and
    building
    improvements                  $14,191    $ 2,205        $  279      $(  861)      $(   25)   $ 15,231
  Machinery and
    equipment                      64,350      9,865         1,939       (3,805)       (  137)     68,334
  Furniture and
    fixtures                        9,926      2,622           325       (  251)       (  111)     11,861
                                  -----------------------------------------------------------------------
         TOTAL                    $88,467    $14,692        $2,543      $(4,917)      $(  273)   $ 95,426
                                  -----------------------------------------------------------------------
Year Ended December
  31, 1991:

  Buildings and
    building
    improvements                  $13,796    $ 2,134        $  223      $(1,002)      $(  514)   $ 14,191
  Machinery and
    equipment                      65,430     10,920         1,719       (8,872)       (1,409)     64,350
  Furniture and
    fixtures                        8,005      2,244            75       (   50)       (  198)      9,926
                                  -----------------------------------------------------------------------
         TOTAL                    $87,231    $15,298        $2,017      $(9,924)      $(2,121)   $ 88,467
                                  -----------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

NOTES:                                                                     1993              1992             1991
                                                                          --------         --------         --------
1a.  Includes amounts written off as part of restructuring.                                $(3,914)         $(8,922)
 b.  Includes amounts acquired in purchase transactions.
           See note 2 to the consolidated financial statements.
 c.  Includes amounts which have been reclassified to
       Property held for sale.                                            $(1,184)          (1,003)          (1,002)
       See note 4 to the consolidated financial                           --------         --------         --------
             statements.                                       Total      $(1,184)         $(4,917)         $(9,924)
 d.  Includes reclassification made between                               =======          =======          =======
       categories
2.   Amounts represent the effect of Financial Accounting
       Standards Board Statement No. 52 "Foreign
           Currency Translation".

                                                                                        SCHEDULE VIII
                                                    AUGAT INC. AND SUBSIDIARIES

                                                 VALUATION AND QUALIFYING ACCOUNTS

                                       For the Years Ended December 31, 1993, 1992 and 1991
                                                          (In thousands)
- ---------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                                  --------------------
                                                   CHARGED    CHARGED
                                       BALANCE AT  TO COSTS   TO OTHER                                    BALANCE
                                       BEGINNING     AND      ACCOUNTS           DEDUCTIONS -             AT END
     DESCRIPTION                        OF YEAR    EXPENSES   DESCRIBE            DESCRIBE                OF YEAR
- ---------------------------------------------------------------------------------------------------------------------
1993
- ----
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY -
- - Allowance for doubtful accounts          $1,451   $272                     Bad Debts  $594 (1)               $1,129
- - Reserve for assets held for
    resale                                          $600                                                       $  600
                                           ------------------------                      ----------------------------
1992
- ----

VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY -
- - Allowance for doubtful accounts          $1,479   $514                     Bad Debts  $542 (1)               $1,451
                                           ------------------------                     ------------------------------
1991
- ----

VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY -
- - Allowance for doubtful accounts          $1,832   $302     $236 (2)        Bad Debts  $891 (1)               $1,479
                                           ------------------------                     -----------------------------
- ---------------------------------------------------------------------------------------------------------------------

Note 1.  Amount is net of recoveries.

Note 2.  Amount acquired in purchase transaction.  See note 2 to the consolidated financial statements.


                                   AUGAT INC.
                      SCHEDULE IX - SHORT-TERM BORROWINGS

              For the Years Ended December 31, 1993, 1992 and 1991
                       (Thousands, except interest rates)

                                                                  (3)
                                                       (3)      Weighted
                             Weighted                Average    average
                             interest   Maximum       amount    interest
                     (2)      rate at    amount     outstanding   rate
     (1)        Balance at    end of   outstanding     during    during
Classification  end of year    year    during year      year      year
- --------------  -----------  -------  ------------  ----------  --------
1993
- ----
Lines of credit  $ 1,000     6.0%      $10,000        $ 3,094   6.0%

1992
- ----

Lines of credit  $12,900     6.0%      $49,000        $15,917   6.0%

1991
- ----

Lines of credit  $49,000     6.6%      $49,000        $19,000   8.0%

(1) U.S. dollar bank borrowings represent variable rate borrowings under the Company's $40,000 credit agreement in 1993 and the Company's former $20,000 and $10,000 credit agreements in 1992 and 1991, respectively. In 1992 and 1991, borrowings also include bridge loan financing totaling $45,000 obtained in connection with the acquisition of National Industries Inc.

(2) Reflects balance of borrowings under the credit agreement, short-term, fixed rate loan prior to reclassification of such borrowings (or a portion of such borrowings) to long-term debt based on the Company's intention to refinance these notes on a long-term basis and the ability, if necessary, to refinance these notes under the credit agreement. At the end of 1992 and 1991, $9,000 and $40,000 of such borrowings were reclassified to long-term debt.

(3) The computation of average amounts outstanding and weighted average interest rates during the year are based on daily balances and interest rates for U.S dollar borrowings.


                                                                                            SCHEDULE X

                                                    AUGAT INC. AND SUBSIDIARIES

                                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                          (In thousands)
- -----------------------------------------------------------------------------------------------------------
                                                                        CHARGED TO COSTS AND EXPENSES
                                                                    -----------------------------------
       ITEM                                                         1993             1992             1991

- ------------------------------------------------------------------------------------------------------------
Maintenance and Repairs                                             $4,137           $4,335           $3,724
                                                                    ------           ------           ------

Advertising Costs                                                   $1,413           $2,090           $2,355
                                                                    ------           ------           ------

Information not listed herein is omitted because of the absence of the conditions under which it is required.
- ------------------------------------------------------------------------------------------------------------


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------------------------
Not Applicable.

The balance of this page intentionally left blank.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is incorporated herein by reference pursuant to Rule 12b-23 to the Company's Proxy Statement dated March 24, 1994 with respect to the Annual Meeting of Shareholders to be held April 26, 1994.

The following table sets forth the names of all executive officers of the Company and certain other information relating to the positions held by them with the Company and other business experience.

                                                                                     Business Experience
Executive Officer         Age              Position                                 For the Past Five Years
- -----------------         ---              --------                                 -----------------------
Marcel P. Joseph          58               Chief Executive                           Chairman of the Board
                                           Officer, President                        of Directors since
                                           and Chairman of                           February, 1989.
                                           the Board                                 President and Chief
                                                                                     Executive Officer
                                                                                     since February, 1988.
                                                                                     Served as Executive
                                                                                     Vice President and
                                                                                     President and Chief
                                                                                     Operating Officer
                                                                                     with Communications
                                                                                     Satellite Corporation,
                                                                                     from April, 1985 to
                                                                                     February, 1988.  For
                                                                                     twenty-four of the
                                                                                     previous twenty-six
                                                                                     years he was with
                                                                                     General Electric
                                                                                     Company serving in
                                                                                     various management
                                                                                     positions, the last
                                                                                     being as Vice Presi-
                                                                                     dent and General
                                                                                     Manager of the Trans-
                                                                                     portation Products
                                                                                     Division.

Anthony F. Lefkowicz      56               Vice President                            Vice President, Auto-
                                           and General                               motive Business since
                                           Manager, Augat                            September 1991.  From
                                           Automotive                                February 1991 to
                                           Business                                  September 1991 he was
                                                                                     Vice President of
                                                                                     Manufacturing Opera-
                                                                                     tions.  Previously he
                                                                                     was Vice President and
                                                                                     General Manager, Auto-
                                                                                     motive Division from
                                                                                     May 1988 to February
                                                                                     1991.  For twenty-
                                                                                     seven years he held

                                                                                     various management
                                                                                     positions with General
                                                                                     Electric Company, with
                                                                                     the last being General
                                                                                     Manager - Product
                                                                                     Support Operation,
                                                                                     Lighting Products
                                                                                     Division.

Richard J. Eaton          57      Vice President -                                   Vice President, Human
                                  Human Resources                                    Resources since June,
                                                                                     1984.  For the eleven
                                                                                     preceding years he
                                                                                     held various manage-
                                                                                     ment positions with
                                                                                     Itek Corporation, with
                                                                                     the latest being Vice
                                                                                     President Employee
                                                                                     Relations for Itek
                                                                                     Systems and Communi-
                                                                                     cations Industries.

Daniel J. Maher, Jr.      47      Corporate Controller                               Corporate Controller
                                                                                     since 1979.

John E. Lynch, Jr.        50      Treasurer                                          Treasurer since
                                                                                     January, 1985;
                                                                                     Assistant Treasurer
                                                                                     from 1983 to 1985;
                                                                                     from August, 1979 to
                                                                                     December, 1982 Tax
                                                                                     Manager.

Larry E. Buffington       46      Vice President and                                 Vice President and
                                  General Manager,                                   General Manager,
                                  Communications                                     Communications Pro-
                                  Products Business                                  ducts Business since
                                                                                     August 1991.  Pre-
                                                                                     viously he was Chair-
                                                                                     man of the Board and
                                                                                     Chief Executive
                                                                                     Officer of Adaptive
                                                                                     Technologies, Inc.
                                                                                     from 1989 to 1991.
                                                                                     From 1988 to 1989 he
                                                                                     served as Vice
                                                                                     President and General
                                                                                     Manager, Cook Division
                                                                                     of Northern Telcom.
                                                                                     He was with AMP, Inc.
                                                                                     for 19 years serving
                                                                                     in various management
                                                                                     positions with the
                                                                                     last being General
                                                                                     Manager, Signal Trans-
                                                                                     mission Systems
                                                                                     Division.

L. Ronald Hoover          53               Vice President and                        Vice President and
                                           General Manager,                          General Manager,
                                           Interconnection                           Interconnection Pro-
                                           Products Business                         ducts Business since
                                                                                     December 1991.  Pre-
                                                                                     viously, he was
                                                                                     Managing Director and
                                                                                     Chief Operating
                                                                                     Officer of Diceon
                                                                                     Electronics, Inc. from
                                                                                     1989 to 1991.  From
                                                                                     1979 to 1989 he served
                                                                                     AMP, Inc. in various
                                                                                     Management positions
                                                                                     with the last being
                                                                                     Group Vice President,
                                                                                     Signal Transmission
                                                                                     Products.

Gasper Buffa              41               Vice President and                        Vice President and
                                           General Manager,                          General Manager, Auto-
                                           Components Division                       motive Components
                                                                                     Division since
                                                                                     January, 1994.  From
                                                                                     August 1992 to January
                                                                                     1994 he was Vice Pre-
                                                                                     sident, Engineering,
                                                                                     Sales & Marketing for
                                                                                     the Wiring Systems and
                                                                                     Components Division.
                                                                                     Previously, from
                                                                                     September 1991 to
                                                                                     August 1992 he was
                                                                                     Vice President &
                                                                                     General Manager, Com-
                                                                                     ponents Division and
                                                                                     from February 1991 to
                                                                                     September 1, 1991 he
                                                                                     was Vice President,
                                                                                     Manufacturing Opera-
                                                                                     tions for the Auto-
                                                                                     motive and Communica-
                                                                                     tions Division.  From
                                                                                     March of 1989 to
                                                                                     February 1, 1991 he
                                                                                     was Vice President
                                                                                     Operations for the
                                                                                     Automotive Division.
                                                                                     He served the General
                                                                                     Electric Company from
                                                                                     1974 to 1989 in
                                                                                     various management
                                                                                     positions with the
                                                                                     last being Plant
                                                                                     Manager, Carolina
                                                                                     Products Plant.

James E. Finley           40               Vice President and                        Vice President and
                                           General Manager,                          General Manager Augat
                                           Augat Europe                              Europe since March
                                                                                     1992.  Previously
                                                                                     Vice President and
                                                                                     General Manager,
                                                                                     European Automotive
                                                                                     Division from August
                                                                                     1991 to March 1992.
                                                                                     From February to
                                                                                     August 1991, Vice
                                                                                     President and General
                                                                                     Manager, Automotive
                                                                                     Division.  From March
                                                                                     1989 to February 1991
                                                                                     was Vice President,
                                                                                     Sales and Marketing,
                                                                                     Automotive Division.

                                                                                     From 1986 to 1989 he
                                                                                     served as General
                                                                                     Marketing Manager with
                                                                                     Interconnect Products
                                                                                     Operation, GTE Pro-
                                                                                     ducts Corporation.
                                                                                     From 1978 to 1986 he
                                                                                     served in various
                                                                                     management positions
                                                                                     with AMP, Inc.

Ellen B. Richstone        42               Vice President and                        Vice President and
                                           Chief Financial                           Chief Financial
                                           Officer                                   Officer since Novem-
                                                                                     ber, 1992.  From March
                                                                                     1992 to October 1992
                                                                                     she was Senior Vice
                                                                                     President and Chief
                                                                                     Financial Officer of
                                                                                     Rohr, Inc.  Prior to
                                                                                     that, she was Execu-
                                                                                     tive Vice President
                                                                                     and Chief Financial
                                                                                     Officer of Bull H.N.
                                                                                     Worldwide Information
                                                                                     Systems from 1989 to
                                                                                     1992.  From 1981 to
                                                                                     1989, she served in
                                                                                     various positions at
                                                                                     Data General Corpora-
                                                                                     tion, the most recent
                                                                                     being Vice President
                                                                                     and Corporate
                                                                                     Treasurer.

Steven M. Abelman *       43               Vice President and                        Vice President and
                                           General Manager,                          General Manager, Auto-
                                           Wiring Systems                            motive Wiring Systems
                                           Division                                  Division since January
                                                                                     1994.  Previously, he
                                                                                     was Vice President
                                                                                     Operations, Wiring
                                                                                     Systems and Components
                                                                                     Division from August
                                                                                     1992 to January 1994
                                                                                     and Vice President
                                                                                     Manufacturing, Wiring
                                                                                     Systems from March
                                                                                     1992 to August 1992.
                                                                                     From December 1991 to
                                                                                     March 1992 he was Vice
                                                                                     President U.S. Opera-
                                                                                     tions, Wiring Systems.
                                                                                     From 1990 to 1991 he
                                                                                     was Vice President
                                                                                     Connector Operations
                                                                                     for TriStar Inc. and
                                                                                     from 1985 to 1990 was
                                                                                     Director of Operations
                                                                                     for the Components
                                                                                     Division of I.T.T.
                                                                                     Cannon.

         The executive officers of the Company are elected annually.
         * Effective, February, 1994

ITEMS 11 AND 12 - EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF
                  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------

The information required by these items is incorporated herein by reference pursuant to Rule 12b-23 to the Company's Proxy Statement dated March 24, 1994 for the Annual Meeting of Shareholders to be held April 26, 1994.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

Not applicable.

The balance of this page intentionally left blank.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
- ----------------------------------------------------------------

(a)      1.      Financial Statements

                 The Financial Statements listed below appear in Part II, Item 8 hereof.

                          Financial Statements:
                          ---------------------
                          Independent Auditors' Report
                          Consolidated Balance Sheets
                          Consolidated Statements of Income
                          Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
                          Notes to Consolidated Financial Statements

(a)      2.      Financial Statement Schedules
                 -----------------------------

                 The Financial Statement Schedules listed below appear in
                 Part II, Item 8 hereof.

                          Schedule V -     Property, Plant and Equipment
                          Schedule VI -    Accumulated Depreciation, and
                                           Amortization of Property, Plant and
                                           Equipment
                          Schedule VIII-   Valuation and Qualifying Accounts
                          Schedule IX -    Short-Term Borrowings
                          Schedule X  -    Supplementary Income Statement
                                           Information

                 Schedules not included with this additional financial data have been omitted because of the absence of conditions under which they are required or because the required financial information is included in the financial statements submitted.

(a)      3.      Exhibits
                 --------

         (3)     Articles of Incorporation and By-Laws

                 (a) Restated Articles of Organization, as amended. Incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

                 (b)      By-Laws, as amended.  Incorporated by reference to
                          Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

         (4) Instruments Defining the Rights of Security Holders, Including Indentures

                 (a) Specimen certificate representing shares of the Registrant's $.10 par value common stock. Incorporated by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

                 (b) Trust Indenture dated as of August 2, 1988 between Augat Inc. and The Chase Manhattan Bank, N.A. as Trustee. Incorporated by reference to Exhibit 2 of the Registrant's Registration Statement on Form 8-A dated August 2, 1988.

(10)             Material Contracts

                 (a)      1994 Stock Plan (Exhibit 10(a)).

                 (b) 1984 Stock Option and Appreciation Right Plan. Incorporated by reference to Exhibit A to the Proxy Statement dated March 12, 1984 for the Annual Meeting of the Registrant's Shareholders on April 24, 1984.

                 (c) 1987 Stock Option and Appreciation Right Plan. Incorp- orated by reference to Exhibit A to the Registrant's Proxy Statement dated March 25, 1987 for the Annual Meeting of the Registrant's Shareholders held on April 28, 1987.

                 (d)      1989 Stock Plan.  Incorporated by reference to
                          Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

                 (e) Supplementary Employee Retirement Plan. Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

                 (f) Letter of Credit and Reimbursement Agreement among Chemical Bank as Letter of Credit Issuer, Altair International, Inc. as Borrower and Augat Inc. as Guarantor dated as of December 1, 1986. Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

                 (g) Employment Agreement dated January 3, 1991 between the Registrant and Marcel P. Joseph. Incorporated by reference to Exhibit 10(g) to the Registrant's
                          Annual Report on Form 10-K for the year ended December 31, 1990.

                 (h) Augat Inc. Savings and Retirement Plan. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

                 (i) Rights Agreement dated as of August 2, 1988 between Augat Inc. and The Chase Manhattan Bank, N.A., Rights Agent. Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A dated August 2, 1988.

                 (j)      Severance Agreements.  Incorporated by reference to
                          Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

                 (k) Deferred Compensation Plan. Incorporated by reference to Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

                 (l) Supplemental Disability Income Plan. Incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

                 (m) Supplemental Survivor Benefit Plan. Incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

                 (n) Agreement of Merger among Augat Inc., National Industries, Inc. and June M. Collier dated August 30, 1991. Incorporated by reference to Exhibit 2 to the Registrants' Form 8-K filed September 16, 1991.

                 (p) Note Agreement between Augat Inc., as Borrower and Principal Mutual Life Insurance Company and Allstate Life Insurance Company, as Lenders, dated as of February 1, 1992. Incorporated by reference to
                          Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

                 (q) Revolving Credit Agreement among Augat Inc., Augat Wiring Systems Inc., Augat Automotive Inc., Augat Communications Group Inc., LRC Electronics Inc., Reed Devices Inc., The First National Bank of Boston, Shawmut Bank, N.A., Chemical Bank and The First National Bank of Boston, as agent, dated as of September 14, 1992. Incorporated by reference to the Exhibit (10.1) to the prospectus included in Registration Statement No. 33-
                          53600 dated December 2, 1992.

                 (r) 1993 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

                 (s) Amendment No. 3 to the Revolving Credit Agreement among Augat Inc., Augat Wiring Systems Inc., Augat Automotive Inc., Augat Communication Products Inc., LRC Electronics Inc., Reed Devices Inc., The First National Bank of Boston, Shawmut Bank, N.A., Chemical Bank and The First National Bank of Boston, as agent, dated as of July 9, 1993.

(21)             Subsidiaries of the Registrant.  Exhibit 21.

(23)             Independent Auditors' Consent.  Exhibit 23.

(b)              Reports on Form 8-K.
                 --------------------

                 No reports on Form 8-K were filed with the Commission during the last quarter of calendar year 1993.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

(Registrant)                  AUGAT INC.
             ---------------------------------------------------------


By  /s/ MARCEL P. JOSEPH           By  /s/ ELLEN B. RICHSTONE
    ---------------------------        ---------------------------
       Marcel P. Joseph                  Ellen B. Richstone
       Chairman of the Board,            Vice President &
Title  Chief Executive Officer    Title  Chief Financial Officer
       -----------------------           -----------------------
             & President
             -----------

Date   March 24, 1994
     --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ MARCEL P. JOSEPH
- -------------------------------            -------------------------------
  Marcel P. Joseph, Director               Thomas L. King, Director

(Date)  March 24,  1994                    (Date)  March   ,  1994
      -------------------------                  -------------------------

/s/ VERNON R. ALDEN                        /s/ JOHN N. LEMASTERS
- -------------------------------            -------------------------------
  Vernon R. Alden, Director                  John N. Lemasters, Director

(Date)  March 24,  1994                    (Date)  March 24,  1994
      -------------------------                  -------------------------

                                           /s/ DAVID V. RAGONE
- -------------------------------            -------------------------------
  Bruce L. Crockett, Director              David V. Ragone, Director

(Date)  March   ,  1994                    (Date)  March 24,  1994
      -------------------------                  -------------------------

                                           /s/ ALAN J. ZAKON
- -------------------------------            -------------------------------
  John D. Curtin, Jr., Director              Alan J. Zakon, Director

(Date)  March   ,  1994                    (Date)  March 24,  1994
      -------------------------                  -------------------------



- -------------------------------            -------------------------------
  Samuel S. Dennis 3d, Director            Norton Q. Sloan, Director

(Date)  March   ,  1994                    (Date)  March   ,  1994
      -------------------------                  -------------------------

/s/ JERALD G. FISHMAN
- -------------------------------
  Jerald G. Fishman, Director

(Date)  March 24,  1994
      -------------------------