Form 10-K/A
period 1993-12-31
AUGAT INC
filed 1994-04-07
CIK 8462

Form 10-K/A for the period ended December 31, 1993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1993

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________________ to ________________ Commission file number 1-6176
                                                            -------

                                   AUGAT INC.
                    ------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                    Massachusetts                  04-2022285
          ----------------------------  ------------------------------------
          (State or other jurisdiction (I.R.S. Employer Identification No.)
             of incorporation or
             organization)

          89 Forbes Boulevard, P.O Box 448, Mansfield, Massachusetts  02048
          ----------------------------------------------------------  -----
            (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code   508-543-4300
                                                               ------------
          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                Name of Each Exchange
          --------------------               on Which Registered
                                             ---------------------

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

                         Yes   X             No
                             ----               ----
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


          ITEM 2 - PROPERTIES

          Information regarding the Company's active properties appears below:


                                                  Approximate facility
                                                 size December 31, 1993
                                                      (Square Feet)
                                                 ----------------------

          Montgomery, Alabama                         192,000 (1)
          Sanford, Maine                               92,000 (1)
          Canton, Massachusetts                        30,000 (1)
          Mansfield, Massachusetts                     38,000 (1)
          Mashpee, Massachusetts                       83,000 (1)
          North Attleboro, Massachusetts               52,000 (1)
          Boyne, Michigan                              68,000 (1)
          Chesterfield, Michigan                       66,000 (1)
          Chesterfield, Michigan                       26,000 (2)
          Clinton, Michigan                            96,000 (1)
          Livonia, Michigan                             6,000 (2)
          Horseheads, New York                         75,000 (1)
          Horseheads, New York                         11,000 (2)
          Kent, Washington                             58,000 (2)
          Sydney, Australia                             4,000 (2)
          Mississauga, Canada                           5,000 (2)
          Telford, England                             41,000 (1)
          LaSeine, France                               6,000 (2)
          Troisdorf, Germany                           22,000 (2)
          Tsuen Wan, N.T., Hong Kong                    1,000 (2)
          Milan, Italy                                  4,000 (2)
          Kawasaki, Japan                              13,000 (2)
          Mishima, Japan                                1,000 (2)
          Empalme, Sonora, Mexico                     170,000 (2)
          Guaymas, Sonora, Mexico                     112,000 (2)
          Singapore                                    24,000 (2)
          Stockholm, Sweden                             2,000 (2)
          Bioggio, Switzerland                        188,000 (1)
          Zug, Switzerland                              2,000 (2)
                                                    ----------
                                                    1,488,000
                                                    ----------
                                                    ----------

          Total facilities up for sale or
            inactive as accounted for by
            restructuring reserves                    352,000
                                                    ----------
                                                    ----------

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


                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               AUGAT INC.
                                   -----------------------------------
                                              (Registrant)



                                           Ellen B. Richstone
                                   -----------------------------------
                                           Ellen B. Richstone
                                           Vice President and
                                           Chief Financial Officer


          Date:  April 4, 1994
