Form 10-Q
period 1994-03-31
AUGAT INC
filed 1994-04-29
CIK 8462

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                         FORM 10-Q


    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

    For the quarterly period ended March 31, 1994

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from           to
                                   ---------     ------------
    Commission File Number 1-6176

                                      AUGAT INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                   04-2022285
    ------------------------                     ----------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts       02048
    ------------------------------------------------------------    ---------
        (Address of principal executive offices)                    (Zip Code)

                                    (508) 543-4300
              -----------------------------------------------------------
                   (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  /X/       / /  No

         The number of shares of the Registrant's common stock outstanding on March 31, 1994 was 19,179,659.
            1









                                  AUGAT INC.

                                    INDEX




    Financial Statements:                                         Page No.


         Consolidated Balance Sheets - March 31, 1994                3-4
              and December 31, 1993

         Statements of Consolidated Income - For the
              Three Months Ended March 31, 1994 and 1993             5


         Statements of Consolidated Cash Flows For
              the Three Months Ended
              March 31, 1994 and 1993                                6


    Notes to Unaudited Consolidated Financial Statements             7


    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8-9


    Part II - Other Information                                      10


    Signatures                                                       10

    PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets, March 31, 1994 and December 31, 1993 (In thousands)

    Assets                                      1994         1993
                                             (Unaudited)
                                             -----------   ---------

    Current Assets:

      Cash and cash equivalents ----------    $ 19,274     $  8,540
      Accounts receivable-net ------------      79,843       73,633
      Refundable income taxes ------------         256          138
      Inventories:
        Finished goods -------------------      35,243       33,493
        Work in process ------------------      23,953       26,415
        Raw materials --------------------      29,073       26,654
                                              ---------    ---------
          Total inventories --------------      88,269       86,562
      Deferred income taxes --------------       3,806        4,556
      Prepaid expenses -------------------       3,429        3,079
                                              ---------    ---------
                Total current assets ----      194,877      176,508

    Property, Plant, and Equipment:
      Land ------------------------------        3,648        3,528
      Buildings and building
        improvements --------------------       57,356       54,674
      Machinery and equipment -----------      121,203      115,155
      Furniture and fixtures ------------       20,939       20,603
      Construction in progress - buildings
        and machinery -------------------       12,253       10,010
                                              ---------    ---------
            Total -----------------------      215,399      203,970
      Less accumulated depreciation -----     (110,003)    (103,971)
                                              ---------    ---------
    Property, plant, and equipment-net --      105,396       99,999

    Other Assets:
      Goodwill-net ----------------------       26,433       26,759
      Property held for sale-net --------        8,330        9,179
      Other -----------------------------        5,261        5,415
                                              ---------    ---------
        Total other assets --------------       40,024       41,353
                                              ---------    ---------
            Total -----------------------     $340,297     $317,860
                                              =========    =========

    See notes to unaudited consolidated financial statements.

    Consolidated Balance Sheets, March 31, 1994 and December 31, 1993

    (In thousands)



    Liabilities and Shareholders' Equity
                                              (Unaudited)
                                                 1994         1993
                                                ------       ------
    Current Liabilities:
      Notes payable ------------------------  $  6,000     $  1,000
      Current maturities of long-term debt -     6,589        2,130
      Accounts payable ---------------------    35,361       28,353
      Federal, state and foreign taxes
        payable ----------------------------     6,025        3,352
      Accrued restructuring costs ----------     1,718        1,751
      Accrued compensation and benefits ----     9,768       10,193
      Other accrued expenses ---------------    10,047       10,801
                                              --------     --------
        Total current liabilities ----------    75,508       57,580

    Long-Term Debt -------------------------    41,233       45,797

    Deferred Income Taxes ------------------    12,786       12,872

    Shareholders' Equity:
      Common stock -------------------------     1,920        1,903
      Paid-in capital ----------------------    71,282       69,262
      Retained earnings --------------------   124,578      118,878
      Cumulative translation adjustment ----    13,670       11,923
      Treasury stock, at cost --------------      (110)        (110)
      Unearned compensation-restricted
        stock awards -----------------------      (570)        (245)
                                              ---------    ---------
        Shareholders' equity ---------------   210,770      201,611
                                              ---------    ---------
          Total ----------------------------  $340,297     $317,860
                                              =========    =========

    See notes to unaudited consolidated financial statements.

    Statements of Consolidated Income
    For the Three Months Ended March 31, 1994 and 1993
    (In thousands, except per share data)

                                     (Unaudited)         (Unaudited)
                                         1994                1993
                                    -------------       -------------

    Net sales ----------------          $127,403           $101,155

    Cost of products sold ----           100,981             79,610
                                       ----------         ----------
    Gross margin -------------            26,422             21,545

    Selling, general and admini-
      strative expenses ------            16,348             15,994
                                       ----------         ----------
    Income from operations ---            10,074              5,551

    Other income (expense):
      Interest income, etc. --                90                211
      Interest expense                    (1,094)            (1,232)
                                       ----------         ----------
    Net ----------------------            (1,169)            (1,021)
                                       ----------         ----------
    Income before taxes on
      income -----------------             8,905              4,530

    Provision for taxes on
      income -----------------             3,205              1,630
                                       ----------         ----------
    Net income ---------------         $   5,700          $   2,900
                                       ==========         ==========
    Earnings per share -------              $.30               $.16

    Average common shares
      outstanding ------------            19,118             18,442

    Dividends paid per share -              $.00               $.00


    See notes to unaudited consolidated financial statements.

    Statements of Consolidated Cash Flows
    For the Three Months Ended March 31, 1994 and 1993
    (In thousands)

                                              (Unaudited)       (Unaudited)
                                                 1994              1993
                                              -----------       -----------
    Cash Flows From Operating Activities:
      Net income -----------------------      $ 5,700           $ 2,900
      Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization --        4,652             3,919
        (Gain) loss on the sale of
        property, plant and equipment --           (2)               10
        Deferred federal income taxes
        - net --------------------------          664              (221)
        Amortization of restricted
        stock awards -------------------           47                43
      Increase (decrease) in cash from
        changes in assets and
        liabilities:
        Accounts receivable ------------       (6,210)           (8,216)
        Refundable income taxes --------         (118)              113
        Inventories --------------------       (1,707)           (1,576)
        Prepaid expenses ---------------         (350)             (434)
        Other assets -------------------          102               (24)
        Accounts payable ---------------        7,008             3,369
        Income taxes payable -----------        2,673             1,261
        Accrued restructuring, com-
        pensation and other expenses ---       (1,212)              148
        Effect of exchange rate
        changes on current assets
        and liabilities (other than
        cash) --------------------------          123               (94)
                                              ---------         ---------
      Net cash provided by operating
        activities ---------------------       11,370             1,198

                                              ---------         ---------
    Cash Flows From Investing Activities:
        Purchase of property, plant, and
        equipment ----------------------       (7,665)           (3,852)
        Proceeds from the sale of
        property, plant and equipment --           31                60
                                              ---------         ---------
      Net cash used for investing
        activities ---------------------       (7,634)           (3,792)
                                              ---------         ---------
    Cash Flows From Financing Activities:
        Proceeds from short term
        borrowings ---------------------        5,000
        Payments for long-term debt ----         (105)             (102)
        Common stock issued under
        employee benefit plans --------         1,665               386
                                              ---------         ---------
    Net cash provided by financing
        activities --------------------         6,560               284
                                              ---------         ---------
    Effect of exchange rate changes
        on cash -----------------------           438              (445)
                                              ---------         ---------
    Net changes in cash and time
        deposits ----------------------        10,734            (2,755)
    Cash and cash equivalents at
        beginning of the period -------         8,540            28,323
                                              ---------         ---------
    Cash and cash equivalents at end
        of the period -----------------       $19,274           $25,568
                                              =========         =========


    See notes to unaudited consolidated financial statements.

                 Notes to Unaudited Consolidated Financial Statements



    1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993 and the cash flows for the three month period then ended.

    2. The results of operations for the three month period ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

    3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

    4. The acquisition of National Industries Inc. included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. The Company informed the State of Alabama about the possible contamination and its desire to voluntarily proceed with further study and, if necessary, remediation of the possible contamination. The Company has completed its investigation and provided this information to the State. The State has informed the Company that it believes further investigation is necessary. The Company, however, has considered and disagreed with the State's comments and is voluntarily proceeding to design and implement an appropriate remedy. The Company has included in its financial statements an allowance of $4.7 million for estimated environmental cleanup costs as of March 31, 1994.


            7






    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Net Sales: Net sales for the quarter ended March 31, 1994 by product group, compared to the quarter ended March 31, 1993, are as follows (dollars in thousands):

    ----------------------------------------------------------------------------

                                         Quarters Ended March 31,
                                              1994           1993
                                       ---------------- ------------------
    Product Group                                  %                 %
    ---------------------------------------------------------------------------

    Interconnection Products
      Business                         $ 32,510   25.5%  $ 31,405   31.0%
    Wiring Systems and Components
      Business                           74,028   58.1%    52,706   52.1%
    Communications Products Business     20,865   16.4%    17,044   16.9%
                                       --------  ------  --------  ------
      Total                            $127,403  100.0%  $101,155  100.0%
                                       ========  ======  ========  ======
    --------------------------------------------------------------------------


    Net sales for the quarter ended March 31, 1994 increased 26% over the first quarter of 1993 primarily due to the increased demand for the Company's products in the U.S. Automotive and cable television markets. Net sales of Interconnection Products Business were flat reflecting the continuing economic recession in the markets which it serves.

    Business conditions in the first quarter of 1994 continue to reflect improvement in the domestic markets in which the Company serves. In the European and Far East markets, there have been no significant economic improvement in the current quarter. Incoming orders for the first quarter of 1994 were $134 million, compared to $103 million for the same period of the prior year. The backlog at March 31, 1994 was $111 million compared with $92 million at March 31, 1993.

    Cost of Products Sold: Cost of products sold increased by .6% as a percentage of sales in the first quarter of 1994 compared to the first quarter of 1993. The margin decline in 1994 can be attributed to the significant sales increase of 40% in the Wiring Systems and Components Business which has much higher labor and material costs compared to other business units. In addition the dollars expended to manufacture the Company's products have increased due to increases in material costs, wage increases and overheads. These expenses have been partially offset by improved manufacturing methods and on going cost-cutting programs.

    Selling, General and Administrative Expenses: These expenses were 12.8% of sales in the first quarter of 1994 compared to 15.8% in the comparable quarter of the prior year. While the dollars spent in this area have only increased slightly, the leveraging of such expenses due to increased volume have lowered the SG&A percent of sales. These expenses may vary from period to period based on various factors, none of which, individually are significant.

            8



    Other Income (Expense): Interest income, etc. decreased in 1994 due to the significant decrease in cash available to invest over the comparable period.

    Interest expense decreased in the 1994 period compared to the same period in 1993 due to the decrease in total outstanding debt in 1994 when compared to 1993.

    Income Taxes: The effective income tax rate for the Company was 36% for the first quarter of 1994 and 1993. The tax rate in both periods is higher than the statutory rate due to income earned in jurisdictions with higher effective tax rates.

    Net Income: Net income was $5.7 million for the three months ended March 31, 1994, compared to net income of $2.9 million in the same period of the prior year.

    The increase in net income for the first quarter ended March 31, 1994 compared to the previous period of the prior year resulted principally from increased sales volume in our domestic automotive and communications business and on going productivity programs.

    Liquidity and Capital Resources: The Registrant continues to maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. The income generated from operations along with the cash on hand and established bank credit facilities are sufficient to cover expected sales growth and planned capital expenditure programs.

            9




    PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings

    On April 13, 1994, the Registrant announced that the State Supreme Judicial Court of the Commonwealth of Massachusetts vacated a 1992 Superior Court judgement which had awarded Augat Inc. compensatory damages of $14,140,000 in lost profits as the result of unfair trade practices. Although the court let stand its earlier decision that the conduct of defendants Aegis, Inc. and Jeremy Scherer was a knowing violation of the state unfair trade practices statute, the court held that the profits of Isotronics, Inc., Augat's former subsidiary was limited to six months, not twenty-seven, following the departure of three employees. The Supreme Court remanded the case to the Superior Court and included in its opinion instructions about how to recalculate the damage award. The award was not recorded in the company's previously reported earnings.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits - None

    (b) Reports on 8-K - None


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


                                             AUGAT INC.
                                   -----------------------------------
                                             (Registrant)


                                    /s/ Ellen B. Richstone
                                  -----------------------------------
                                        Ellen B. Richstone
                                        Vice President and
                                      Chief Financial Officer


    Date:  April 29, 1994