Form 10-Q/A
period 1994-03-31
AUGAT INC
filed 1994-06-01
CIK 8462

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-Q/A


  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934

  For the quarterly period ended March 31, 1994


  | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to _______________

  Commission File Number 1-6176

                             AUGAT INC.
          ------------------------------------------------
        (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                      04-2022285
  -------------------------------    --------------------------
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification No.)

  89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts   02048
  -----------------------------------------------------------   -----
           (Address of principal executive offices)             (Zip
                                                                 Code)

                           (508) 543-4300
          --------------------------------------------------
         (Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  |X|       No | |

       The number of shares of the Registrant's common stock outstanding on March 31, 1994 was 19,179,659.

         Statements of Consolidated Income
         For the Three Months Ended March 31, 1994 and 1993
         (In thousands, except per share data)



                                               1994*          1993*
                                              ------         ------

          Net sales                          $127,403       $101,155
          Cost of products sold               100,981         79,610
          Gross margin                         26,422         21,545
          Selling, general and
            administrative expenses            16,348         15,994

          Income from operations               10,074          5,551

          Other income (expense):
               Interest income, etc.              (75)           211
               Interest expense                (1,094)        (1,232)
          Net                                  (1,169)        (1,021)

          Income before taxes on income         8,905          4,530

          Provision for taxes on income         3,205          1,630

          Net income                         $  5,700       $  2,900

          Earnings per share                     $.30           $.16

          Average common shares outstanding    19,118         18,442

          Dividends paid per share               $.00           $.00





          *  Unaudited

             See notes to unaudited consolidated financial statements.

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


                              SIGNATURES
                             ------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                               AUGAT INC.
           -----------------------------------------------
                              (Registrant)



                /s/        Ellen B. Richstone
            ---------------------------------------------
                           Ellen B. Richstone
                           Vice President and
                         Chief Financial Officer




   Date:  June 1, 1994