Form 10-Q
period 1994-06-30
AUGAT INC
filed 1994-08-05
CIK 8462

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549

                                             FORM 10-Q


        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


        For the quarterly period ended June 30, 1994


        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________

        Commission File Number 1-6176


                                          AUGAT INC.
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                                   04-2022285
        -------------------------------                  --------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

        89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts    02048
       ------------------------------------------------------------  ----------
          (Address  of principal executive offices)                  (Zip Code)


                                        (508) 543-4300
                     -------------------------------------------------------
                       (Registrant's telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  /X/       No   / /


             The number of shares of the Registrant's common stock outstanding on June 30, 1994 was 19,196,559.

                                      AUGAT INC.

                                        INDEX




        Financial Statements:                                         Page No.


             Statements of Consolidated Income - For the
                  Three Months and Six Months Ended June 30,
                  1994 and 1993 ---------------------------------        3


             Consolidated Balance Sheets - June 30, 1994                 4-5
                  and December 31, 1993 -------------------------


             Statements of Consolidated Cash Flows For the Six
                  Months Ended June 30, 1994 and 1993 -----------        6


        Notes to Unaudited Consolidated Financial Statements ----        7


        Management's Discussion and Analysis of Financial
             Condition and Results of Operations ----------------        8-9


        Part II - Other Information -----------------------------        10


        Signatures ----------------------------------------------        10

        PART I - FINANCIAL INFORMATION

        Statements of Consolidated Income
        For the Three Months and Six Months Ended June 30, 1994 and 1993 (In thousands, except per share data)

                                     Three Months Ended*    Six Months Ended*
                                       1994       1993      1994      1993
                                       ----       ----      ----      ----

        Net sales ----------------   $134,399  $106,295  $261,802  $207,450

        Cost of products sold ----    104,844    82,982   205,825   162,592
                                     --------  --------  --------  --------
        Gross margin -------------     29,555    23,313    55,977    44,858

        Selling, general and admini-
          strative expenses ------     18,034    16,633    34,382    32,627
                                     --------  --------  --------  --------
        Income from operations ---      11,521    6,680    21,595    12,231

        Other income (expense):
          Interest income, etc. --         87       141        12       351
          Interest expense -------     (1,078)   (1,196)   (2,172)   (2,427)
                                     --------  --------  --------  --------
        Net ----------------------       (991)   (1,055)   (2,160)   (2,076)
                                     --------  --------  --------  --------
        Income before taxes on
          income -----------------     10,530     5,625    19,435    10,155

        Provision for taxes on
          income -----------------      3,580     2,025     6,785     3,655
                                     --------  --------  --------  --------
        Net income ---------------   $  6,950  $  3,600  $ 12,650  $  6,500
                                     ========  ========  ========  ========
        Earnings per share -------       $.36      $.19      $.66      $.35

        Average common shares
          outstanding ------------     19,190    18,722    19,154    18,582

        Dividends paid per share -       $.00      $.00      $.00      $.00




        *  Unaudited


        See notes to unaudited consolidated financial statements.

        Consolidated Balance Sheets, June 30, 1994 and December 31, 1993 (In thousands)

        Assets                                      1994*       1993

        Current Assets:

          Cash and cash equivalents ------------  $ 23,637    $  8,540
          Accounts receivable-net --------------    73,396      73,633
          Refundable income taxes --------------       256         138
          Inventories:
            Finished goods ---------------------    36,772      33,493
            Work in process --------------------    22,308      26,415
            Raw materials ----------------------    30,097      26,654
                                                  --------    --------
              Total inventories ----------------    89,177      86,562
          Deferred income taxes ----------------     4,556       4,556
          Prepaid expenses ---------------------     3,519       3,079
                                                  --------    --------
                    Total current assets -------   194,541     176,508

        Property, Plant, and Equipment:
          Land ---------------------------------     3,685       3,528
          Buildings and building
            improvements -----------------------    58,999      54,674
          Machinery and equipment --------------   123,603     115,155
          Furniture and fixtures ---------------    21,259      20,603
          Construction in progress - buildings
            and machinery ----------------------    15,420      10,010
                                                  --------    --------
                Total --------------------------   222,966     203,970
          Less accumulated depreciation --------  (113,105)   (103,971)
                                                  --------    --------
        Property, plant, and equipment-net -----   109,861      99,999

        Other Assets:
          Goodwill-net -------------------------    26,107      26,759
          Property held for sale-net -----------     8,204       9,179
          Other --------------------------------     5,466       5,415
                                                  --------    --------
            Total other assets -----------------    39,777      41,353
                                                  --------    --------
                Total --------------------------  $344,179    $317,860
                                                  ========    ========

        *  Unaudited


        See notes to unaudited consolidated financial statements.

        Consolidated Balance Sheets, June 30, 1994 and December 31, 1993 (In thousands)

        Liabilities and Shareholders' Equity

                                                     1994*       1993
                                                     ----        ----
        Current Liabilities:
          Notes payable ------------------------  $  2,000    $  1,000
          Current maturities of long-term debt -     6,604       2,130
          Accounts payable ---------------------    34,219      28,353
          Federal, state and foreign taxes
            payable ----------------------------     4,242       3,352
          Accrued restructuring costs ----------       374       1,751
          Accrued compensation and benefits ----    11,867      10,193
          Other accrued expenses ---------------    12,281      10,801
                                                  --------    --------
            Total current liabilities ----------    71,587      57,580

        Long-Term Debt -------------------------    41,031      45,797

        Deferred Income Taxes ------------------    12,551      12,872

        Shareholders' Equity:
          Common stock -------------------------     1,921       1,903
          Paid-in capital ----------------------    71,476      69,262
          Retained earnings --------------------   131,528     118,878
          Cumulative translation adjustment ----    14,695      11,923
          Treasury stock, at cost --------------      (110)       (110)
          Unearned compensation-restricted
            stock awards -----------------------      (500)       (245)
                                                  --------    --------
            Shareholders' equity ---------------   219,010     201,611
                                                  --------    --------
              Total ----------------------------  $344,179    $317,860
                                                  ========    ========



        *  Unaudited


        See notes to unaudited consolidated financial statements.

        Statements of Consolidated Cash Flows
        For the Six Months Ended June 30, 1994 and 1993
        (In thousands)
                                                           1994*      1993*
                                                           ----       ----
        Cash Flows From Operating Activities:
          Net income ----------------------------------- $12,650     $ 6,500
          Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization --------------   9,415       7,952
            (Gain) loss on the sale of property, plant
            and equipment ------------------------------    (128)         48
            Deferred federal income taxes --------------    (321)         31
            Amortization of restricted stock awards ----     117          85
          Increase (decrease) in cash from changes in
            assets and liabilities:
            Accounts receivable ------------------------     237     (10,326)
            Refundable income taxes --------------------    (118)        113
            Inventories --------------------------------  (2,615)     (5,952)
            Prepaid expenses ---------------------------    (440)       (804)
            Other assets -------------------------------    (156)        (71)
            Accounts payable ---------------------------   5,866       4,406
            Income taxes payable -----------------------     890       2,002
            Accrued restructuring, compensation and
            other expenses -----------------------------   1,777       3,409
            Effect of exchange rate changes on
            current assets and liabilities (other than
            cash) --------------------------------------    (130)        823
                                                         -------     -------
          Net cash provided by operating activities ----  27,044       8,216
                                                         -------     -------
        Cash Flows From Investing Activities:
            Purchase of property, plant, and equipment - (15,711)     (8,776)
            Proceeds from the sale of property, plant
            and equipment ------------------------------     237         104
                                                         -------     -------
          Net cash used for investing activities ------- (15,474)     (8,672)
                                                         -------     -------
        Cash Flows From Financing Activities:
            Net increase (decrease) in short term
            borrowings ---------------------------------   1,000      (3,600)
            Payments for long-term debt ----------------    (292)       (697)
            Common stock issued under employee benefit
            plans --------------------------------------   1,860       3,763
                                                         -------     -------
        Net cash provided by (used for) financing
           activities ----------------------------------    2,568       (534)
        Effect of exchange rate changes on cash --------      959         79
                                                          -------    -------
        Net changes in cash and cash equivalents -------   15,097       (911)
        Cash and cash equivalents at beginning of the
            period -------------------------------------    8,540     28,323
                                                          -------    -------
        Cash and cash equivalents at end of the period -  $23,637    $27,412
                                                          =======    =======
        *  Unaudited

        See notes to unaudited consolidated financial statements.

                 Notes to Unaudited Consolidated Financial Statements
                 ----------------------------------------------------

        1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three months and six months ended June 30, 1994 and 1993 and the cash flows for the six month periods then ended.

        2. The results of operations for the three month period ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

        3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

        4. The acquisition of National Industries Inc. included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. The Company informed the State of Alabama about the possible contamination and its desire to voluntarily proceed with further study and, if necessary, remediation of the possible contamination. The Company has completed its investigation and provided this information to the State. The State has informed the Company that it believes further investigation is necessary. The Company, however, has considered and disagreed with the State's comments and is voluntarily proceeding to design and implement an appropriate remedy. The Company has included in its financial statements an allowance of $4.7 million for estimated environmental cleanup costs as of June 30, 1994.

        5.  Subsequent Events:
            The Company announced on July 19, 1994 that its Board of Directors voted on that day to reinstate a quarterly cash dividend of $.04 per share on The Company's Common Stock. This dividend is payable on August 31, 1994 to shareholders of record on August 10, 1994.

            On July 22, 1994, the Company increased its borrowing limit from $40 million up to $100 million under a new unsecured revolving credit agreement with several banks. The agreement which expires no sooner than July 1, 1997 requires a commitment fee of one-quarter percent per annum, payable on any available and unused portion.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Net Sales: Net sales for the quarter and six months ended June 30, 1994 by product group, compared to the quarter and six months ended June 30, 1993, are as follows (dollars in thousands):

        ---------------------------------------------------------------------
                                            Quarter Ended June 30,
                                                 1994           1993
                                          ---------------- -----------------
        Product Group                                 %                 %
        ---------------------------------------------------------------------

        Interconnection Products
          Business                        $ 33,462   24.9%  $ 33,372   31.4%
        Wiring Systems and Components
          Business                          74,796   55.6%    54,592   51.4%
        Communications Products Business    26,141   19.5%    18,331   17.2%
                                          --------  ------  --------  ------
          Total                           $134,399  100.0%  $106,295  100.0%
                                          ========  ======  ========  ======
        --------------------------------------------------------------------

                                            Six Months Ended June 30,
                                                  1994            1993
                                          ---------------- -----------------
        Product Group                                    %                 %
        --------------------------------------------------------------------

        Interconnection Products
          Business                        $ 65,972   25.2%  $ 64,777  31.2%
        Wiring Systems and Components
          Business                         148,824   56.8%   107,298  51.7%
        Communications Products Business    47,006   18.0%    35,375  17.1%
                                          --------  ------  -------- ------
          Total                           $261,802  100.0%  $207,450 100.0%
                                          ========  ======  ======== ======
        --------------------------------------------------------------------

        Net sales for the quarter and six months ended June 30, 1994 increased primarily due to the Company's expanded role in the domestic automotive market, as well as increased volume in the cable television and telecommunications segments of the communications industry. Net sales of the Interconnection Products Division were flat primarily due to the continuing economic recession in the markets which it serves.

        Business conditions in the second quarter and six months of 1994 continue to reflect improvement in the domestic markets in which the
        Company serves.   The  domestic Automotive business showed especially
        strong growth as a result of the strong demand for Chrysler's new LH and Neon cars and Ford's new Mustang, coupled with Ford's decision to continue production of the Aerostar Minivan which had been scheduled
        for phaseout with production ending in the second quarter.   In the
        European and Far East markets, the continuing recession has adversely affected the Company with the exception of the European automotive business which showed a significant improvement in the second quarter over last year. Incoming orders for the second quarter and six months of 1994 were $143 million and $277 million, respectively compared to $112 million and $215 million for the same periods of the prior year. The backlog at June 30, 1994 was $120 million compared with $98 million at June 30, 1993.

        Cost of Products Sold: Cost of products sold as a percentage of sales remained constant at 78.0 - 78.6% in the second quarter and six months ended June 30, 1994 compared to the second quarter and six months of 1993. Price decreases in selected product lines have been offset by new product introductions. In addition the dollars expended to manufacture the Company's products have increased due to increases in material costs, wage increases and overheads. These expenses have been partially offset by improved manufacturing methods and ongoing cost-cutting programs.

        Selling, General and Administrative Expenses: These expenses were 13.4% of sales in the second quarter of 1994 compared to 15.6% in the comparable quarter of the prior year. For the six months ended June 30, 1994, these expenses were 13.1% of sales compared to 15.7% of sales in the comparable period of the prior year. While the dollars spent in this area have increased, the leveraging of such expenses due to increased volume have lowered the SG&A percent of sales. These expenses may vary from period to period based on various factors, none of which, individually are significant.

        Other Income (Expense): Interest income, etc. decreased in 1994 due to the decrease in cash available to invest over the comparable period. Interest expense decreased in the 1994 period compared to the same period in 1993 due to the decrease in total outstanding debt in 1994 when compared to 1993.

        Income Taxes: The effective income tax rate for the Company in the second quarter of 1994 was 34% and 35% for the six months ended June 30, 1994. The second quarter tax rate is lower than the statutory rate primarily due to income earned in jurisdictions with lower effective tax rates. The tax rate for the second quarter and six months ended June 30, 1993 was 36%. The 1993 tax rate was higher than the statutory rate due to income earned in jurisdictions with higher effective tax rates.

        Net Income: Net income was $6.9 million and $12.6 million for the three months and six months ended June 30, 1994 respectively, compared to net income of $3.6 million and $6.5 million in the same periods of the prior year. The increase in net income for the second quarter and six months ended June 30, 1994 resulted principally from increased sales volume in our domestic automotive business and communications business and ongoing productivity and cost control programs.

        Liquidity and Capital Resources: The Registrant continues to maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. The income generated from operations along with the cash on hand and established bank credit facilities are sufficient to cover expected sales growth and planned capital expenditure programs.

        PART II - OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders

        (a) Annual Meeting of Shareholders held on April 26, 1994

        (b) Shareholders approved the following proposal:

            The 1994 Stock Plan authorizing the Company to make awards of restricted stock and to grant incentive and non-statutory options and stock appreciation rights to employees and directors of the Company to purchase up to 750,000 shares of common stock by a vote of 14,448,763 shares in favor, 917,533 shares opposed and 81,952 shares abstaining.

        Item 6 - Exhibits and Reports on Form 8-K

        The following exhibit on Form 8-K was filed during the Second Quarter of 1994:

        (a) Exhibits - The Registrants News Release dated April 13, 1994.

        (b) The following report on Form 8-K was filed during the Second Quarter of 1994:

            1)  Form 8-K filed April 19, 1994 for Item 5, Other Events.


                                          SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                    AUGAT INC.
                                        -------------------------------------
                                                  (Registrant)


                                        /s/    Ellen B. Richstone
                                        -------------------------------------
                                               Ellen B. Richstone
                                               Vice President and
                                               Chief Financial Officer



        Date:  August 5, 1994