Form 10-Q
period 1994-09-30
AUGAT INC
filed 1994-11-09
CIK 8462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1994

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------------

Commission File Number 1-6176

                                   AUGAT INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                04-2022285
- - -------------------------------              -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts        02048
- - -----------------------------------------------------------      ---------
   (Address of principal executive offices)                      (Zip Code)

                                   (508) 543-4300
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                  No
                              -----                   -----

         The number of shares of the Registrant's common stock outstanding on September 30, 1994 was 19,438,022.

                                        AUGAT INC.

                                          INDEX


Financial Statements                                                              Page No.
   Statements of Consolidated Income - For the
      Three Months and Nine Months Ended September
      30, 1994 and 1993 ---------------------------------------                      3

   Consolidated Balance Sheets - September 30, 1994                                 4-5
      and December 31, 1993 -----------------------------------

   Statements of Consolidated Cash Flows For the
      Nine Months Ended September 30, 1994 and 1993 -----------                      6

Notes to Unaudited Consolidated Financial Statements ----------                      7

Management's Discussion and Analysis of Financial
   Condition and Results of Operations ------------------------                     8-9

Part II - Other Information -----------------------------------                      10

Signatures ----------------------------------------------------                      11

PART I - FINANCIAL INFORMATION

Statements of Consolidated Income
For the Three Months and Nine Months Ended September 30, 1994 and 1993
(Dollars in thousands, except per share data)
(Unaudited)


                                                                       Three Months Ended               Nine Months Ended
                                                                     -----------------------         -------------------------
                                                                       1994           1993             1994             1993
                                                                     --------       --------         --------         --------
Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . .      $127,709       $100,014         $389,511         $307,464

Cost of products sold   . . . . . . . . . . . . . . . . . . . .       100,405         77,593          306,230          240,185
                                                                     --------       --------         --------         --------

Gross margin    . . . . . . . . . . . . . . . . . . . . . . . .        27,304         22,421           83,281           67,279

Selling, general and administrative
expenses    . . . . . . . . . . . . . . . . . . . . . . . . . .        16,524         15,232           50,906           47,859
                                                                     --------       --------         --------         --------

Income from operations  . . . . . . . . . . . . . . . . . . . .        10,780          7,189           32,375           19,420

Other income (expense):
  Interest income, etc.   . . . . . . . . . . . . . . . . . . .           (52)            79              (40)             430
  Interest expense  . . . . . . . . . . . . . . . . . . . . . .        (1,028)        (1,068)          (3,200)          (3,495)
                                                                     --------       --------         --------         --------
Net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,080)          (989)          (3,240)          (3,065)
                                                                     --------       --------         --------         --------

Income before taxes on income   . . . . . . . . . . . . . . . .         9,700          6,200           29,135           16,355

Provision for taxes on income   . . . . . . . . . . . . . . . .         3,300          2,100           10,085            5,755
                                                                     --------       --------         --------         --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  6,400       $  4,100         $ 19,050         $ 10,600
                                                                     ========       ========         ========         ========

Earnings per share  . . . . . . . . . . . . . . . . . . . . . .      $   0.33       $   0.22         $   0.99         $   0.57

Average common shares outstanding   . . . . . . . . . . . . . .        19,366         18,970           19,225           18,711

Dividends paid per share  . . . . . . . . . . . . . . . . . . .      $    .04       $    .00         $    .04         $    .00

See notes to unaudited consolidated financial statements.

Consolidated Balance Sheets, September 30, 1994 and December 31, 1993
(In thousands)

Assets                                                                        1994*                    1993
                                                                            --------                  --------
Current Assets:

   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .         $ 11,294                  $  8,540
   Accounts receivable-net  . . . . . . . . . . . . . . . . . . . .           86,431                    73,633
   Refundable income taxes  . . . . . . . . . . . . . . . . . . . .              -                         138
   Inventories:
      Finished goods  . . . . . . . . . . . . . . . . . . . . . . .           35,575                    33,493
      Work in process   . . . . . . . . . . . . . . . . . . . . . .           22,632                    26,415
      Raw materials   . . . . . . . . . . . . . . . . . . . . . . .           33,528                    26,654
                                                                            --------                  --------
          Total inventories   . . . . . . . . . . . . . . . . . . .           91,735                    86,562
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .            4,556                     4,556
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . .            2,980                     3,079
                                                                            --------                  --------
              Total current assets  . . . . . . . . . . . . . . . .          196,996                   176,508

Property, Plant, and Equipment:
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,798                     3,528
   Buildings and building improvements  . . . . . . . . . . . . . .           62,083                    54,674
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . .          133,162                   115,155
   Furniture and fixtures   . . . . . . . . . . . . . . . . . . . .           22,583                    20,603
   Construction in progress - buildings and
      machinery   . . . . . . . . . . . . . . . . . . . . . . . . .           11,910                    10,010
                                                                            --------                  --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . .          233,536                   203,970
   Less accumulated depreciation  . . . . . . . . . . . . . . . . .         (118,879)                 (103,971)
                                                                            --------                  --------
Property, plant, and equipment-net  . . . . . . . . . . . . . . . .          114,657                    99,999

Other Assets:
   Goodwill-net   . . . . . . . . . . . . . . . . . . . . . . . . .           25,780                    26,759
   Property held for sale-net   . . . . . . . . . . . . . . . . . .            7,335                     9,179
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,349                     5,415
                                                                            --------                  --------
      Total other assets  . . . . . . . . . . . . . . . . . . . . .           39,464                    41,353
                                                                            --------                  --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . .         $351,117                  $317,860
                                                                            ========                  ========

*  Unaudited

   See notes to unaudited consolidated financial statements.

Consolidated Balance Sheets, September 30, 1994 and December 31, 1993

(In thousands)

Liabilities and Shareholders' Equity
                                                                                      1994*             1993
                                                                                    --------          --------
Current Liabilities:
   Notes payable    . . . . . . . . . . . . . . . . . . . . . . . .                 $  2,000          $  1,000
   Current maturities of long-term debt   . . . . . . . . . . . . .                   10,970             2,130
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . .                   35,049            28,353
   Federal, state and foreign taxes
   payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,090             3,352
   Accrued restructuring costs    . . . . . . . . . . . . . . . . .                      262             1,751
   Accrued compensation and benefits    . . . . . . . . . . . . . .                    9,151            10,193
   Other accrued expenses   . . . . . . . . . . . . . . . . . . . .                    9,499            10,801
                                                                                    --------          --------
      Total current liabilities   . . . . . . . . . . . . . . . . .                   71,021            57,580

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                   36,465            45,797

Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . .                   13,275            12,872

Shareholders' Equity:
   Common stock   . . . . . . . . . . . . . . . . . . . . . . . . .                    1,945             1,903
   Paid-in capital    . . . . . . . . . . . . . . . . . . . . . . .                   74,544            69,262
   Retained earnings    . . . . . . . . . . . . . . . . . . . . . .                  137,154           118,878
   Cumulative translation adjustment    . . . . . . . . . . . . . .                   17,582            11,923
   Treasury stock, at cost    . . . . . . . . . . . . . . . . . . .                     (110)             (110)
   Unearned compensation-restricted stock
     awards . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (759)             (245)
                                                                                    --------          --------
      Shareholders' equity    . . . . . . . . . . . . . . . . . . .                  230,356           201,611
                                                                                    --------          --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . .                 $351,117          $317,860
                                                                                    ========          ========

*  Unaudited

   See notes to unaudited consolidated financial statements.

Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1994 and 1993
(In thousands)
                                                                                                       1994*            1993*
(5173
                                                                                                      -------          -------
Cash Flows From Operating Activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $19,050          $10,600
    Adjustments to reconcile net income to net cash
        provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,281           12,208
       Gain on the sale of property, plant and
              equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (122)             (84)
       Deferred federal income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . .               403               (9)
       Amortization of restricted stock awards    . . . . . . . . . . . . . . . . . . . . .               205              126
    Increase (decrease) in cash from changes in assets
            and liabilities:
       Accounts receivable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (12,798)          (8,175)
       Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                       138              113
       Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (5,173)         (11,980)
       Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                99           (1,049)
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,131)            (674)
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,696            4,777
       Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               738            3,156
       Accrued restructuring, compensation and
         other expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,832)          (2,713)
       Effect of exchange rate changes on current assets
         and liabilities (other than cash)  . . . . . . . . . . . . . . . . . . . . . . . .               552              292
                                                                                                      -------          -------
    Net cash provided by operating activities   . . . . . . . . . . . . . . . . . . . . . .            19,105            6,588
                                                                                                      -------          -------
Cash Flows From Investing Activities:
       Purchase of property, plant, and equipment   . . . . . . . . . . . . . . . . . . . .           (22,349)         (13,805)
       Proceeds from the sale of property, plant,
       and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               285              289
                                                                                                      -------          -------
    Net cash used for investing activities                                                            (22,064)         (13,516)
                                                                                                      -------          -------
Cash Flows From Financing Activities:
       Cash dividends paid    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (774)
       Net increase (decrease) in short-term borrowings   . . . . . . . . . . . . . . . . .             1,000           (3,900)
       Payments for long-term debt    . . . . . . . . . . . . . . . . . . . . . . . . . . .              (492)          (9,801)
       Common stock issued under employee benefit plans   . . . . . . . . . . . . . . . . .             4,605            6,412
                                                                                                      -------          -------
    Net cash provided by (used) for financing
       activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,339           (7,289)
Effect of exchange rate changes on
        cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,374             (369)
                                                                                                      -------          -------
Net changes in cash and cash equivalents  .   . . . . . . . . . . . . . . . . . . . . . . .             2,754          (14,586)
Cash and cash equivalents at beginning of the period  . . . . . . . . . . . . . . . . . . .             8,540           28,323
                                                                                                      -------          -------
Cash and cash equivalents at end of the period  . . . . . . . . . . . . . . . . . . . . . .           $11,294          $13,737
                                                                                                      =======          =======

*  Unaudited

   See notes to unaudited consolidated financial statements.

                                   AUGAT INC.
              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three months and nine months ended September 30, 1994 and 1993 and the cash flows for the nine month periods then ended.

2. The results of operations for the nine month period ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

4. The acquisition of National Industries, Inc. included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. The Company informed the State of Alabama about the possible contamination and its desire to voluntarily proceed with further study and, if necessary, remediation of the possible contamination. The Company has completed its investigation and provided this information to the State. The State has informed the Company that it believes further investigation is necessary. The Company, however, has considered and disagreed with the State's comments and is voluntarily proceeding to design and implement an appropriate remedy. The Company has included in its financial statements an allowance of $4.6 million for estimated environmental cleanup costs as of September 30, 1994.

5. On July 22, 1994, the Company increased its borrowing limit from $40 million up to $100 million under a new unsecured revolving credit agreement with several banks. The agreement which expires no sooner than July 1, 1997 requires a commitment fee of one- quarter percent per annum, payable on any available and unused portion.

6.  Subsequent Event:
    The Company received on October 20, 1994, $2.9 million in cash (net of litigation costs) as settlement for its unfair competition case brought in 1985 against Aegis, Inc. and Jeremy D. Scherer. This matter was before the Massachusetts Superior Court, upon remand from the Supreme Judicial Court which in April 1994 instructed the Superior Court to recalculate damages awarded to the Company in 1992. These proceeds will be included in the Company's operating results in the fourth quarter of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NET SALES:  Net sales for the quarter ended September 30, 1994 by product group, compared to the quarter ended September 30, 1993, are as follows (dollars in thousands):

- - -------------------------------------------------------------------------------------
                                                      Quarters Ended September 30,
                                                     1994                   1993
                                             -------------------   ------------------
Product Group                                                 %                     %
- - -------------------------------------------------------------------------------------
Interconnection Products Business            $  31,618    24.8%    $ 31,632     31.6%
Wiring Systems and Components Business          67,333    52.7%      50,013     50.0%
Communications Products Business                28,758    22.5%      18,369     18.4%
                                             ---------   ------    --------    ------
   Total                                     $ 127,709   100.0%    $100,014    100.0%
                                             =========   ======    ========    ======
- - -------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------
                                                   Nine Months Ended September 30,
                                                     1994                   1993
                                             ------------------    ------------------
Product Group                                                 %                     %
- - -------------------------------------------------------------------------------------
Interconnection Products Business            $  97,590    25.0%    $ 96,409     31.4%
Wiring Systems and Components Business         216,157    55.5%     157,311     51.2%
Communications Products Business                75,764    19.5%      53,744     17.4%
                                             ---------   ------    --------    ------
   Total                                     $ 389,511   100.0%    $307,464    100.0%
                                             =========   ======    ========    ======
- - -------------------------------------------------------------------------------------

Net sales for the quarter and nine months ended September 30, 1994 increased primarily due to the Company's expanded role in the worldwide automotive market, as well as increased volume in the telecommunications and cable television segments of the communications industry. Worldwide sales of the Interconnection Products Business were flat primarily due to the continuing economic recession in the European markets which it serves.

Business conditions in the third quarter and nine months of 1994 continue to reflect improvement in the domestic markets in which the Company serves. In the European markets, there has been modest improvements in the automotive market, but the sluggish economy has adversely affected the other two business groups. In the Far East markets, slight improvements in the economic environment have been reflected in the Interconnection Products Business. Incoming orders for the third quarter and nine months of 1994 were $128 million and $405 million, respectively compared to $105 million and $320 million for the same periods of the prior year. The backlog at September 30, 1994 was $121 million compared with $103 million at September 30, 1993. The largest contributor to the increased backlog was the Communications Products Business which continues to be the fastest growing business segment in the Company.

COST OF PRODUCTS SOLD: Cost of products sold increased by 1.0% in the third quarter and by .5% for the nine months ended September 30, 1994 compared to the third quarter and nine months of 1993. The margin decline for these periods can be attributed to the increased sales volume for the Automotive Business which has higher labor and material costs compared to the other business units, along with price decreases in selected product lines within all divisions. In addition the dollars expended to manufacture the Company's products have increased due to increases in material costs, wage increases and overheads. These expenses have been partially offset by improved manufacturing methods and on going cost-cutting programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: These expenses were 12.9% of sales in the third quarter of 1994 compared to 15.2% in the comparable quarter of the prior year. For the nine months ended September 30, 1994, these expenses were 13.1% of sales compared to 15.6% of sales in the comparable period of the prior year. While the dollars spent in this area have increased, the leveraging of such expenses due to increased volume have lowered the SG&A percent of sales. These expenses may vary from period to period based on various factors, none of which, individually are significant.

OTHER INCOME (EXPENSE): Interest income, etc. decreased in 1994 due to the cash available to invest. Interest expense decreased in the 1994 period compared to the same period in 1993 due to the decrease in total outstanding debt in 1994 when compared to 1993.

INCOME TAXES: The effective income tax rate for the Company in the third quarter and nine months ended September 30, 1994 was 34% and 35% respectively. The third quarter tax rate is lower than the statutory rate primarily due to income earned in jurisdictions with lower effective tax rates. The tax rate for the third quarter of 1993 was 34% and 35% for the nine months ended September 30, 1993. The third quarter 1993 tax rate was lower than the statutory rate due also to income earned in jurisdictions with lower effective tax rates.

NET INCOME: The increase in net income for the third quarter and nine months ended September 30, 1994 resulted principally from increased sales volume in our worldwide automotive and domestic communications business, and ongoing productivity and cost control programs.

LIQUIDITY AND CAPITAL RESOURCES: The Registrant continues to maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. During the third quarter of 1994, the Company increased its borrowing limit up to $100 million under its unsecured revolving credit agreement with several banks. The income generated from operations along with the cash on hand and current available borrowings is sufficient to cover expected sales growth and planned capital expenditure programs.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     On October 18, 1994, the Company announced that it had reached agreement on the terms of the settlement of its unfair competition case brought in 1985 against Aegis, Inc. and Jeremy D. Scherer. This matter was before the Massachusetts Superior Court, upon remand from the Supreme Judicial Court which in April 1994 instructed the Superior Court to recalculate damages awarded to the Company in 1992. The Company previously reported this information in its First Quarter 10Q dated April 29, 1994. Under the terms of the settlement, Augat received approximately $2.9 million in cash (net of litigation costs) on October 20, 1994. These proceeds will be included in the Company's operating results in the fourth quarter of 1994.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:
     ---------

     (10)  Material Contracts

     (a) Employment Agreement dated August 29, 1994 between the Registrant and William R. Fenoglio.

     (b) Revolving Credit Agreement among Augat Inc. and several banks dated as of July 22, 1994.

    (27)  Financial Data Schedule

     (b)  Reports on 8-K - None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                AUGAT INC.
                                    ____________________________________
                                               (Registrant)





                                              ELLEN B. RICHSTONE
                                    ____________________________________
                                              Ellen B. Richstone
                                              Vice President and
                                            Chief Financial Officer





Date:  November 9, 1994