Form 10-K
period 1994-12-31
AUGAT INC
filed 1995-03-28
CIK 8462

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-6176

                                   AUGAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                   04-2022285
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                       89 FORBES BOULEVARD, P.O. BOX 448,
                         MANSFIELD, MASSACHUSETTS 02048
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 508-543-4300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          COMMON STOCK $.10 PAR VALUE
                             (TITLE OF EACH CLASS)

                            NEW YORK STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  'X'           NO
                                -----             -----
     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1995 was $316,400,697.

     The number of shares of the Registrant's common stock outstanding on March 2, 1995 was 19,500,172.

DOCUMENTS INCORPORATED BY REFERENCE:

     Information with respect to directors in Item 10 and other information required by Items 11-13 is incorporated by reference into Part III of this Form 10-K, to the extent described in such Part III, from the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled for April 25, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                       FORM 10-K ANNUAL REPORT

                               TWELVE MONTHS ENDED DECEMBER 31, 1994

                                             AUGAT INC.

                                                                                          PAGE
                                                                                          ----
PART I
       Item 1.    Business..............................................................     1
       Item 2.    Properties............................................................     6
       Item 3.    Legal Proceedings.....................................................     7
       Item 4.    Submission of Matters to a Vote of Security Holders...................     8

PART II
       Item 5.    Market for Registrant's Common Equity and Related Stockholder
                  Matters...............................................................     9
       Item 6.    Selected Financial Data...............................................    10
       Item 7.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................    10
       Item 8.    Financial Statements and Supplementary Data...........................    13
       Item 9.    Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure..................................................    31

PART III
       Item 10.   Directors and Executive Officers of the Registrant....................    32
       Item 11.   Executive Compensation................................................    34
       Item 12.   Security Ownership of Certain Beneficial Owners and Management........    34
       Item 13.   Certain Relationships and Related Transactions........................    34

PART IV
       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......    35

SIGNATURES..............................................................................    37

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Augat Inc. ("Augat") is a Massachusetts corporation organized in 1946. As used herein the term "Company" means Augat and, unless the context indicates otherwise, its consolidated subsidiaries.

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

     In general terms, the Company's products can be applied wherever computer logic is used, either in business or scientific systems or in the numerous products which incorporate computer functions. More specifically, the Company's products are used in computers, computer-aided engineering and manufacturing systems, industrial electronics, test equipment, medical electronics, business equipment, and additional applications in automotive, aerospace, telecommunications and broadband communications -- including CATV -- markets.

PRINCIPAL PRODUCTS

     The Company's products include a broad range of integrated circuit sockets, miniature and subminiature switches, custom connector assemblies for the automotive and telecommunications industries, packaging panels, coaxial cable network and fiber optic products and related hardware accessories and wire harness assemblies for the automotive industry.

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

MARKETING

     The Company sells to a broadly diversified group of customers located primarily in the United States, Western Europe, Far East and Canada. Sales are made to industrial and commercial customers within the computer, computer-aided engineering and manufacturing, industrial electronics, test equipment, telecommunications, aerospace, automotive and broadband communication markets. The Company's products are also widely used in both industrial and institutional research laboratories. During 1994 the Company's products and services were sold directly to approximately 5,400 customers and a substantial number of additional customers were served through a network of industrial electronic component distributors. Of total sales 19% was derived from sales through a number of distributors located throughout the world and no distributor accounted for as much as 2.5% of the Company's sales. One customer, Ford Motor Company, accounted for approximately 32% and another customer for 4.5% of the Company's sales in 1994; no other customer accounted for more than 4.3% of sales.

     The Company markets its products and services through independent sales representatives and direct Company sales personnel working throughout the United States and abroad, including wholly owned marketing subsidiaries in the United Kingdom, France, Germany, Switzerland, Sweden, Italy, Japan, Canada and Australia and sales offices in other areas.

     In 1994 the Company's international sales amounted to approximately 21% of total sales. Approximately 52% of these sales were derived from Western Europe. The overall net margins on international sales are somewhat less than those obtained on sales made in the United States. The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates.

BACKLOG

     The Company estimates that its backlog of unfilled orders at December 31, 1994 was $119 million compared with $104 million at December 31, 1993. Orders tend to fluctuate during the year according to customer requirements and business conditions, and the backlog level from quarter to quarter does not follow a consistent pattern. Although unfilled orders can be cancelled, the Company's experience has been that the dollar amount of cancelled orders is not material.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company maintains a continuous program of design, development and engineering of new products and improvement of existing products to meet the changing needs of its customers. The Company provides engineering assistance to its customers by designing products to fill their individual requirements. The majority of new product development, manufacturing research, quality control development, new equipment development and related research and development expenditures take place in product management groups involving engineering, marketing, manufacturing, quality control and general management personnel. These expenses are included in the categories of marketing, manufacturing and general administrative expenses. In calendar year 1994, 1993 and 1992 expenditures for such research, development and engineering were approximately $20 million, $19 million, and $19 million, respectively.

ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company has spent sufficient amounts to purchase, install, and operate containment, remediation and other pollution control equipment and conduct appropriate environmental audits. The Company believes that its efforts in this regard places it in substantial compliance with existing environmental laws and regulations.

     In connection with the acquisition of National Industries, Inc. in 1991, the Company determined that actual contamination at certain National facilities in Alabama warranted additional study. The Company informed the State of Alabama about the possible contamination and its desire to voluntarily proceed with further study and, if necessary, remediation of the possible contamination. The Company has completed its investigation and provided this information to the State. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the State informed of its progress. The Company has included in its financial statements an allowance of $4.5 million for estimated environmental cleanup costs as of December 31, 1994.

EMPLOYEES

     The Company had approximately 4,400 employees as of December 31, 1994. None of the employees are covered by collective bargaining agreements and operations have never been interrupted by a work stoppage. The Company believes that relations with its employees are good. The Company also contracts for manufacturing labor and as of December 31, 1994 had approximately 2,300 contract laborers.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Certain financial information concerning domestic and international operations and export sales can be found in Footnote number 8 to the accompanying financial statements of the Registrant which are included under
Item 8 hereof.

     Balance of this page intentionally left blank.

ITEM 2 -- PROPERTIES

    Information regarding the Company's active properties appears below:

                                                           APPROXIMATE FACILITY
                                                         SIZE DECEMBER 31, 1994
                                                              (SQUARE FEET)
                                                         ----------------------
    Montgomery, Alabama...................................      192,000(1)
    Sanford, Maine........................................       92,000(1)
    Canton, Massachusetts.................................       30,000(1)
    Mansfield, Massachusetts..............................       38,000(1)
    Mashpee, Massachusetts................................       83,000(1)
    North Attleboro, Massachusetts........................       52,000(1)
    Boyne, Michigan.......................................       68,000(1)
    Chesterfield, Michigan................................       66,000(1)
    Chesterfield, Michigan................................       26,000(2)
    Clinton, Michigan.....................................       96,000(1)
    Livonia, Michigan.....................................        6,000(2)
    Horseheads, New York..................................       75,000(1)
    Horseheads, New York..................................      111,000(2)
    Kent, Washington......................................       56,000(2)
    Sydney, Australia.....................................        4,000(2)
    Mississauga, Canada...................................        5,000(2)
    Telford, England......................................       41,000(1)
    Rungis-Cedex, France..................................        5,000(2)
    Troisdorf, Germany....................................       11,000(2)
    Tsuen Wan, N.T., Hong Kong............................        1,000(2)
    Milan, Italy..........................................        4,000(2)
    Kawasaki, Japan.......................................       21,000(2)
    Osaka, Japan..........................................        1,000(2)
    Empalme, Sonora, Mexico...............................      170,000(2)
    Guaymas, Sonora, Mexico...............................      112,000(2)
    Singapore.............................................       24,000(2)
    Stockholm, Sweden.....................................        2,000(2)
    Bioggio, Switzerland..................................      188,000(1)
    Zug, Switzerland......................................        2,000(2)
                                                              ---------
                                                              1,582,000
                                                              =========

    Total facilities up for sale or inactive as accounted
    for by valuation reserves.............................      317,000
                                                              =========

- ---------------
(1) Company-owned facility

(2) Company-leased facility

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

     See Note 5 -- "Commitments and Contingencies" to the accompanying financial statements of the Registrant which are included under Item 8 hereof for information concerning the Company's obligations under leases.

ITEM 3 -- LEGAL PROCEEDINGS

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

     In 1987, a joint venture owned by Olin Corporation ("Olin") and Asahi Glass Co., Ltd. purchased the stock of Aegis. Because of alleged indemnity obligations which may run from Olin to the defendant Employee, the Company moved to amend its Complaint and add Olin as a defendant. On November 25, 1992 the court allowed the Company's motion. Olin moved to dismiss that complaint. The Court denied Olin's motion on December 14, 1992. At the same time the Court granted the Company a preliminary injunction restraining Olin from modifying any obligation it may have to defendant Employee. Olin has renewed its objections to the Company's complaint.

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

     In 1993, the defendants appealed the judgment, generally challenging the entire damages decision. The Company filed a cross appeal limited to the question of whether a portion of the damages award should be assessed against each of the defendants jointly instead of jointly and severally. The appeal of the damages decision was argued before the Supreme Judicial Court in early October 1993.

     On September 28, 1994, following an April, 1994 opinion by the Massachusetts Supreme Judicial Court which vacated the 1992 damages award, the Company entered into mediation with Aegis, Inc., Jeremy D. Scherer and Olin Corporation regarding all open issues in the Augat Inc., et. al. v. Aegis, Inc., et. al. litigation that had been pending since April, 1985. As a result of that mediation, the Company and the defendants agreed to settle the case. Under the terms agreed upon, the Company received payment on October 20, 1994. A portion of the settlement (approximately $2 million) was recorded as a credit to selling, general and administrative expenses (S G & A), as such amounts represent a recovery of litigation costs charged to S G & A in the current and prior periods. In addition, other income in 1994 includes approximately $1 million from this settlement. Following receipt of the cash payment, stipulations of dismissal were filed in the state and federal courts, dismissing all pending claims. The Company and Isotronics also have exchanged releases with Aegis, Inc. and Scherer.

     On September 4, 1992, the Company filed suit in the United States District Court for the District of Massachusetts against June M. Collier ("Collier"). This suit arises out of an Agreement of Merger which the Company entered into in August 1991, and through which an Alabama manufacturing company, National Industries, Inc. was merged into Augat National Inc., a wholly owned subsidiary of the Company. The Company alleges that the defendant, who was the sole stockholder of National Industries, breached certain warranties she made in connection with the merger and misrepresented certain aspects of the financial and operating conditions of National Industries. The suit also alleges a violation of Mass. Gen. Laws c. 93A. Collier has answered the Company's complaint and asserted counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, duress, misrepresentation and violations of Mass. Gen. Laws c.93A. Both parties have brought claims for declaratory judgements on Collier's request for indemnification for her legal fees and costs in this case as a former officer and director of National Industries. The Company has responded to Collier's counterclaims and has denied all of the substantive allegations. Management believes that Collier's counterclaims are without merit and will defend them vigorously. Collier has voluntarily dismissed her breach of contract claim, security law claim and part of her misrepresentation claim. Both parties have now filed cross motions for partial summary judgement but no ruling has yet been made. No trial date has been set at this time.

     There are no other material legal proceedings to which the Registrant is a party. Routine litigation incidental to its business is immaterial.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "AUG".

     The following table sets forth the range of high and low closing prices for its Common Stock on a quarterly basis for each of the Company's last three fiscal years.

                                                              CLOSING PRICE RANGE
                                                                 COMMON STOCK           DIVIDENDS
                                                              -------------------       ---------
                                                               HIGH         LOW           PAID
                                                              ------       ------       ---------
1994
1st Quarter.................................................  $23.75       $17.50          --
2nd Quarter.................................................   21.75        18.75          --
3rd Quarter.................................................   24.38        20.25         $ .04
4th Quarter.................................................   21.38        16.00           .04
                                                              ------       ------         -----
                                                              $24.38       $16.00         $ .08

1993
1st Quarter.................................................  $13.25       $11.25          --
2nd Quarter.................................................   16.88        12.63          --
3rd Quarter.................................................   21.75        16.50          --
4th Quarter.................................................   21.25        15.50          --
                                                              ------       ------         -----
                                                              $21.75       $11.25          --

1992
1st Quarter.................................................  $11.00       $ 8.63          --
2nd Quarter.................................................   12.00        10.25          --
3rd Quarter.................................................   13.25         9.88          --
4th Quarter.................................................   12.25        10.38          --
                                                              ------       ------         -----
                                                              $13.25       $ 8.63          --

     The Company, in July 1994, reinstated its quarterly cash dividend. The current quarterly amount is $.04 per share on the Company's Common Stock.

     The approximate number of holders of record of the Company's Common Stock at December 31, 1994 was 1,571.

ITEM 6 -- SELECTED FINANCIAL DATA

                                        1994         1993         1992         1991         1990
                                      --------     --------     --------     --------     --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales, Income and Dividends
  Net sales.........................  $530,706     $420,263     $361,718     $281,602     $299,193
  Cost of products sold.............   420,647      328,964      287,524      219,358      212,437
  Selling, general and
     administrative expenses........    66,219       63,492       60,920       62,301       63,940
  Restructuring costs...............                                           22,000
  Other income (expense) - net......    (4,140)      (4,207)      (3,519)         463        1,133
  Income (loss) before taxes........    39,700       23,600        9,755      (21,594)      23,949
  Provision for taxes...............    13,500        8,000        3,169          468        6,816
  Net income (loss).................    26,200       15,600        6,586      (22,062)      17,133
  Earnings (loss) per share.........      1.36          .83          .36        (1.21)         .95
  Cash dividends per share..........       .08                                    .40          .40
  Net income (loss) as percent of
     net sales......................       4.9%         3.7%         1.8%        (7.8)%        5.7%
  Net income (loss) as percent of
     shareholders' average equity...      11.9%         8.1%         3.7%       (11.4)%        8.7%
Working Capital
  Current assets....................   198,460      176,508      157,641      154,941      153,582
  Current liabilities...............    71,659       57,580       50,767       60,930       37,292
  Working capital...................   126,801      118,928      106,874       94,011      116,290
  Current ratio.....................  2.8 to 1     3.1 to 1     3.1 to 1     2.5 to 1     4.1 to 1
Other Data
  Property, plant, and
     equipment - net................   120,839       99,999       98,262      101,795      105,468
  Total assets......................   355,974      317,860      295,448      293,229      272,541
  Long-term debt....................    35,033       45,797       56,939       50,236       12,864
  Debt-to-equity ratio..............      14.7%        22.7%        31.4%        28.4%         6.1%
  Shareholders' equity..............   237,521      201,611      181,481      176,633      209,389
  Average common shares
     outstanding....................    19,280       18,789       18,370       18,182       18,050

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As an aid to understanding the Company's operating results, the following table indicates the percentage of sales that each income statement item represents, and the percentage increase or decrease in such items for the years indicated.

                                                                                     PERCENTAGE
                                                                                      INCREASE
                                                                                     (DECREASE)
                                                                                  ----------------
                                                  YEARS ENDED DECEMBER 31,        1994       1993
                                                  -------------------------        VS.        VS.
                                                  1994      1993      1992        1993       1992
                                                  -----     -----     -----       ----       -----
Net sales.......................................  100.0%    100.0%    100.0%      26.3%       16.2%
Cost of products sold...........................   79.3      78.3      79.5       27.9        14.4
Gross Margin....................................   20.7      21.7      20.5       20.5        23.0
Selling, general, etc. .........................   12.5      15.1      16.8        4.3         4.2
Other (income) expense..........................     .8       1.0       1.0       (1.6)       19.6
Provision for taxes.............................    2.5       1.9        .9       68.7       152.4
                                                  -----     -----     -----       ----       -----
Net income......................................    4.9%      3.7%      1.8%      67.9%      136.9%
                                                  =====     =====     =====       ====       =====

SALES BY MAJOR PRODUCT AREA

     A breakdown of sales for calendar years 1994, 1993 and 1992 by major product is as follows:

                                                                   NET SALES
                                                  -------------------------------------------
                                                  1994     %      1993     %      1992     %
                                                  -----   ---     -----   ---     -----   ---
                                                                 (IN MILLIONS)
    Interconnection Products Business...........   $131    25      $129    30      $127    35
    Wiring Systems and Components Business......    292    55       217    52       180    50
    Communications Products Business............    108    20        74    18        55    15
                                                   ----   ---      ----   ---      ----   ---
              Total.............................   $531   100%     $420   100%     $362   100%
                                                   ====   ===      ====   ===      ====   ===

RESULTS OF OPERATIONS

     The Company's sales growth and improved operating performance continued into 1994. The Company's results reflect increased market penetration in the fast growing U.S. cable television and telecommunications markets, the strength of the U.S. automotive industry and the improvement in the European automotive market. Overall focus on the Company's cost structure contributed to the improved operating efficiencies. The sales improvement in 1993 over 1992 was due to the significant improvement in the domestic automotive market and market share improvement in the cable television and telecommunication's markets of the communications industry. International sales were $109 million, $89 million and $92 million for the years 1994, 1993 and 1992, respectively.

     The Interconnection Products Business sales have been relatively flat for the three years ended 1994. Increases in new product sales have been offset by reduction in sales of mature product lines, price reductions and the de-emphasizing of certain product lines during the three-year period. During the past two years, this business has reorganized and reengineered its domestic and international operations in order to be a more efficient and competitive player in the markets it serves. This business' future sales strategy is to focus on strengthening its relationships with selected customers by delivering innovative products.

     Sales growth in the Wiring Systems and Components Business continued in 1994 increasing 34% with domestic sales increasing 34% and European sales increasing 41% compared with 1993. For 1993, domestic sales increased 27% and European sales decreased 22% compared with 1992. The continuing improvement in the U.S. economy, the rebound in the European economy and the increase in electronic systems content in automobiles all contributed to the significant sales improvement in this business. In addition, this business in 1994 benefitted from the strong domestic automotive market demand which included Ford's Mustang and Aerostar vehicles.

     The Communications Products Business serves two primary markets: cable television (CATV) and telecommunications. This industry is aggressively building and upgrading its systems to accommodate new technologies and services. By servicing these markets effectively, this business' sales have grown 46% and 35% in 1994 and 1993. The Company in 1994 has invested over $11 million in new plant and equipment for this business in response to the significant sales growth. The Company is projecting to invest approximately $16 million in capital expenditures for this business in 1995 to accommodate the anticipated customer demand.

     Overall sales in 1994 continued its upward trend due to the significant increase in the domestic automotive business, a rebound in the European automotive market and substantial sales growth in the CATV and telecommunications markets.

     Gross margin decreased by 1% of sales in 1994 due to a shift in the Company's sales mix as the automotive division's sales increased by 3% of total Company sales. This business has higher labor and material costs compared to the other business units. In addition, gross margin was effected by selective selling price decreases which were offset by increases in new product offerings (approximately $138 million). For 1993, gross margin increased by 1.2% of sales as the Company benefitted from its cost control and productivity programs.

     Selling, general and administrative expenses (SG&A) continued to be managed aggressively in 1994 as well as in 1993. The reduction in these costs as a percentage of sales in the past two years has been the result of the Company's concerted effort to maintain strong cost control in this area. In addition, the automotive business has a lower SG&A expense component compared to the other business units. In 1994, the Company also recorded a portion of the Aegis litigation settlement proceeds (approximately $2 million) as a credit to SG&A as such amounts represent a recovery of litigation costs charged to SG&A in the current and prior periods. Management intends to maintain SG&A expenses in the 13% to 15% range of sales.

     Other income (expense) has remained essentially constant as a percentage of sales for the three years ended 1994. Interest expense has decreased over the past three years due to the reduction in long-term debt and the improvement in cash flow which reduced the necessity of short-term borrowings. In 1994, other income includes the write-down of assets held for sale and lease termination costs of approximately $1 million. In addition, approximately $1 million from the Aegis litigation settlement was recorded under this caption.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This change, as of that date, did not have a significant impact on the financial statements. Taxes in 1994 and 1993 were 34% of income compared to the statutory rate of 35% for both years. The effective statutory rate for 1994 and 1993 was negatively impacted by taxes imposed by various domestic tax entities. For 1994, these higher taxes were offset by the recognition of previously reserved and not realizable foreign operating loss carryforwards. For 1993, a tax benefit was recognized for prior years' restructuring costs. See Note 3 to the Consolidated Financial Statements for the reconciliation of the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. In 1994, the Company completed a new revolving credit agreement with four banks by increasing its maximum borrowing to $100 million. As of December 31, 1994, the Company had no borrowings under this credit facility. During 1994, the Company reduced its total debt by $3 million. The Company's financial condition improved in 1994 as working capital increased to $127 million compared to $119 million in 1993. At December 31, 1994, long-term debt represented 14.7% of equity compared with 22.7% for 1993. Income generated from operations along with established credit facilities is sufficient to cover expected operating growth in the next few years. Capital expenditures in 1995 are projected to be in the $30 to $35 million range.

     Since 1992, the Company has spent approximately $.9 million associated with site remediation for certain facilities. Future costs are expected to be $200,000 to $300,000 annually for at least the next fifteen years. See Note 5 to the Consolidated Financial Statements.

     The Company, in July 1994, reinstated its quarterly common stock dividend. The current quarterly amount is $.04 per share.

     The book value of the Company's common stock at December 31, 1994 was $12.21 per share.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and financial statement schedules are submitted herewith:

                                                                                        Pages
                                                                                        -----
Financial Statements:
    Independent Auditors' Report.....................................................    14
    Consolidated Balance Sheets at December 31, 1994 and 1993........................    15
    Statements of Consolidated Income for the years ended
      December 31, 1994, 1993 and 1992...............................................    16
    Statements of Consolidated Shareholders' Equity for the years ended
      December 31, 1994, 1993 and 1992...............................................    17
    Statements of Consolidated Cash Flows for the years ended
      December 31, 1994, 1993 and 1992...............................................    18
    Notes to Consolidated Financial Statements.......................................    19

Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts.................................    30

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Augat Inc.:

     We have audited the accompanying consolidated balance sheets of Augat Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedule listed at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Augat Inc. and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 31, 1995

                                   AUGAT INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                                                                   1994          1993
                                                                                 ---------     ---------
                                                                                     (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents....................................................  $  20,535     $   8,540
  Accounts receivable -- less allowance for doubtful accounts, $1,276 in 1994
    and $1,129 in 1993.........................................................     89,521        73,633
  Refundable income taxes......................................................                      138
  Inventories:
    Finished goods.............................................................     33,359        33,493
    Work in process............................................................     20,894        26,415
    Raw materials..............................................................     28,698        26,654
                                                                                 ---------     ---------
  Total inventories............................................................     82,951        86,562
  Deferred income taxes........................................................      2,873         4,556
  Prepaid expenses.............................................................      2,580         3,079
                                                                                 ---------     ---------
         Total current assets..................................................    198,460       176,508
                                                                                 ---------     ---------
Property, Plant, and Equipment:
  Land.........................................................................      3,826         3,528
  Building and building improvements...........................................     63,365        54,674
  Machinery and equipment......................................................    137,978       115,155
  Furniture and fixtures.......................................................     22,590        20,603
  Construction in progress -- buildings and machinery..........................     13,543        10,010
                                                                                 ---------     ---------
  Total........................................................................    241,302       203,970
  Less accumulated depreciation................................................   (120,463)     (103,971)
                                                                                 ---------     ---------
Property, plant, and equipment -- net..........................................    120,839        99,999
                                                                                 ---------     ---------
Other Assets:
  Goodwill -- net..............................................................     25,454        26,759
  Property held for sale -- net................................................      4,829         9,179
  Other........................................................................      6,392         5,415
                                                                                 ---------     ---------
         Total other assets....................................................     36,675        41,353
                                                                                 ---------     ---------
         Total.................................................................  $ 355,974     $ 317,860
                                                                                 ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable................................................................                $   1,000
  Current maturities of long-term debt.........................................  $  10,884         2,130
  Accounts payable.............................................................     32,744        28,353
  Federal, state and foreign taxes payable.....................................      4,963         3,352
  Accrued compensation and benefits............................................     11,274        10,193
  Other accrued expenses.......................................................     11,794        12,552
                                                                                 ---------     ---------
         Total current liabilities.............................................     71,659        57,580
                                                                                 ---------     ---------
Long-Term Debt.................................................................     35,033        45,797
Deferred Income Taxes..........................................................     11,761        12,872
Commitments and Contingencies
Shareholders' Equity:
  Common stock -- par value $.10 per share:
    Authorized 60,000,000 shares:
    Issued and outstanding, 19,467,467 in 1994 and 19,032,767 in 1993..........      1,947         1,903
  Paid-in capital..............................................................     75,730        69,262
  Retained earnings............................................................    143,526       118,878
  Cumulative translation adjustment............................................     17,088        11,923
  Treasury stock, at cost:
    16,700 shares at 1994 and 1993.............................................       (110)         (110)
  Unearned compensation -- restricted stock awards.............................       (660)         (245)
                                                                                 ---------     ---------
Shareholders' equity...........................................................    237,521       201,611
                                                                                 ---------     ---------
         Total.................................................................  $ 355,974     $ 317,860
                                                                                 =========     =========

                See notes to consolidated financial statements.

                                   AUGAT INC.
                       STATEMENTS OF CONSOLIDATED INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
           (IN THOUSANDS EXCEPT PER SHARE DATA)                1994         1993         1992
                                                             --------     --------     --------
Net sales..................................................  $530,706     $420,263     $361,718
Cost of products sold......................................   420,647      328,964      287,524
                                                             --------     --------     --------
Gross margin...............................................   110,059       91,299       74,194
Selling, general and administrative expenses...............    66,219       63,492       60,920
                                                             --------     --------     --------
Income from operations.....................................    43,840       27,807       13,274
Other income (expense):
  Interest income, other...................................        71          386        1,486
  Interest expense.........................................    (4,211)      (4,593)      (5,005)
                                                             --------     --------     --------
Net........................................................    (4,140)      (4,207)      (3,519)
                                                             --------     --------     --------
Income before taxes on income..............................    39,700       23,600        9,755
Provision for taxes on income..............................    13,500        8,000        3,169
                                                             --------     --------     --------
Net income.................................................    26,200       15,600        6,586
                                                             --------     --------     --------
Earnings per share.........................................  $   1.36     $    .83     $    .36
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                                   AUGAT INC.
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                            -------------------------------------------------------------
                                                COMMON STOCK
                                            ---------------------
                                             NUMBER OF                                        CUMULATIVE
                                              SHARES                 PAID-IN     RETAINED     TRANSLATION
                                            OUTSTANDING    AMOUNT    CAPITAL     EARNINGS     ADJUSTMENT
                                            -----------    ------    --------    ---------    -----------
              (IN THOUSANDS)
BALANCE, DECEMBER 31, 1991................     18,356      $1,836    $61,748    $ 96,692       $16,582
  Common stock issued under employee
     benefit plans........................         66           6        694
  Net income..............................                                         6,586
  Foreign currency translation
     adjustment...........................                                                      (2,461)
                                               ------      ------    -------    --------       --------
BALANCE, DECEMBER 31, 1992................     18,422       1,842     62,442     103,278        14,121
  Common stock issued under employee
     benefit plans........................        611          61      6,820
  Net income..............................                                        15,600
  Foreign currency translation
     adjustment...........................                                                      (2,198)
                                               ------      ------    -------    --------       -------
BALANCE, DECEMBER 31, 1993................     19,033       1,903     69,262     118,878        11,923
  Common stock issued under employee
     benefit plans........................        435          44      5,475
  Tax benefit from exercise of stock
     options..............................                               993
  Net income..............................                                        26,200
  Dividends paid..........................                                        (1,552)
  Foreign currency translation
     adjustment...........................                                                       5,165
                                            ---------      ------    -------    --------       -------
BALANCE, DECEMBER 31, 1994................     19,468      $1,947    $75,730    $143,526       $17,088
                                            =========      ======    =======    ========       =======

                See notes to consolidated financial statements.


                                                AUGAT INC.
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                      (IN THOUSANDS)                           1994         1993         1992
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $ 26,200     $ 15,600     $  6,586
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization.......................    18,421       15,758       16,040
       Amortization of restricted stock awards.............       304          169          131
       Provision for non-current asset write-down..........       635          600
       Gain on the sale of property, plant, and
          equipment........................................      (226)         (97)        (213)
       Deferred income taxes -- net........................        98        2,055          831
       Increase (decrease) in cash from changes in assets
          and liabilities:
       Accounts receivable.................................   (15,888)     (20,549)      (2,496)
       Refundable income taxes.............................       138          (25)         962
       Inventories.........................................     3,611      (13,196)         117
       Prepaid expenses....................................       499         (324)        (486)
       Other assets........................................    (1,629)        (703)      (3,003)
       Accounts payable....................................     4,391        7,337        4,051
       Income taxes payable................................     2,604        1,991          598
       Accrued compensation and other expenses.............       323          545       (9,266)
       Effect of exchange rate changes on current assets
          and liabilities (other than cash)................       988         (693)        (701)
                                                             --------     --------     --------
Net cash provided by operating activities..................    40,469        8,468       13,151
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment...............   (31,452)     (20,377)     (14,495)
  Proceeds from the sale of property, plant, and
     equipment.............................................     1,750          407        2,924
                                                             --------     --------     --------
Net cash used for investing activities.....................   (29,702)     (19,970)     (11,571)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid......................................    (1,552)
  Proceeds from short-term borrowings......................    70,000       29,700       12,900
  Payments for short-term borrowings.......................   (71,000)     (32,600)     (58,000)
  Proceeds from long-term debt.............................                              49,000
  Payments for long-term debt..............................    (2,010)     (11,302)      (4,269)
  Common stock issued under employee benefit plans.........     4,800        6,560          592
                                                             --------     --------     --------
Net cash provided (used) by financing activities...........       238       (7,642)         223
                                                             --------     --------     --------
Effect of exchange rate changes on cash....................       990         (639)      (1,006)
                                                             --------     --------     --------
Net changes in cash and cash equivalents...................    11,995      (19,783)         797
Cash and cash equivalents beginning of year................     8,540       28,323       27,526
                                                             --------     --------     --------
Cash and cash equivalents end of year......................  $ 20,535     $  8,540     $ 28,323
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned domestic and foreign subsidiaries. Foreign subsidiaries are included on the basis of fiscal years ended November 30. All material intercompany transactions and balances have been eliminated.

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

INCOME TAXES

The Company, effective January 1, 1993, adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect on prior years at the date of adoption was not material to the results of operations or the financial position of the Company.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Such costs amounted to approximately $20,000, $19,000 and $19,000, in 1994, 1993 and 1992,
respectively.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign operations are translated at year-end exchange rates. Revenues and expenses are translated using average exchange rates. The resulting translation adjustment is reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are reflected in net income.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

OTHER ASSETS

The excess of the purchase price of acquired companies over the fair value of net identifiable assets at dates of acquisition has been recorded as goodwill and is being amortized on a straight-line basis over various periods not exceeding twenty-five years. The Company periodically reviews goodwill to assess recoverability, based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Impairments would be recognized in operating results if a permanent diminution in value were to occur. Accumulated amortization at December 31, 1994 and 1993, was $4,803 and $3,498, respectively. Amortization of goodwill was $1,305, $1,292 and $1,262, in 1994, 1993 and 1992, respectively.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the years ended 1994, 1993 and 1992 included interest of $4,391, $4,510 and $3,450, and income taxes of $11,326, $4,112 and $2,362, respectively.

OTHER MATTERS

During 1994, the Company received a cash settlement in connection with the Aegis litigation. A portion of the settlement (approximately $2 million) was recorded as a credit to SG&A, as such amounts represent a recovery of litigation costs charged to SG&A in the current and prior periods. Other income in 1994 includes approximately $1 million of the above settlement and the write-down of assets held for sale and lease termination costs of approximately $1 million.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

OFF-BALANCE-SHEET RISK -- The Company enters into forward foreign exchange and commodity contracts to hedge foreign currency and inventory purchases, respectively, when deemed appropriate for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results as gains and losses on contracts are offset by losses and gains on the assets, liabilities, and transactions being hedged. The foreign exchange contracts generally have maturities which do not exceed six months. Gains and losses on contracts which hedge specific foreign currency denominated commitments are deferred and recognized in the period in which the transaction is completed. As of December 31, 1994 and 1993, the Company had $6,800 and $3,500, respectively, of foreign exchange contracts outstanding.

CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company places its temporary cash investments with high credit qualified financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Except for major domestic automotive manufacturers, credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, and its dispersion across many different industries and geographies. Sales to major domestic automotive manufacturers represent approximately 37%, 35% and 31% of total sales in 1994, 1993 and 1992, respectively.

The Company's financial instruments include cash, accounts receivable and payable, notes payable and long-term debt at December 31, 1994 and 1993. Cash, accounts receivable and payable are recorded at their net realizable value, which approximates market. Based on the borrowing rates currently available to the Company, Management believes the recorded value of notes payable and long-term debt approximates market.

In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. Outstanding letters of credit amounted to $2,400 at December 31, 1994.

2.  DEBT AND AVAILABLE CREDIT FACILITIES

Long-term debt at December 31, 1994 and 1993, exclusive of current maturities, consisted of the following:

                                                                        1994        1993
                                                                       -------     -------
    Senior notes due 1996-1999 at interest rate of 8.61%.............  $31,100     $40,000
    Industrial development and pollution control revenue bonds at interest
      rates ranging from 4.0% to 8.4%, due 1996-2009.................    3,800       5,376
    Capitalized lease obligations:
      Industrial development bonds due 1996 at interest rates ranging
         from 70% to 75% of prime....................................      133         421
                                                                       -------     -------
              Total..................................................  $35,033     $45,797
                                                                       =======     =======

Long-term borrowing maturities in each of the five years subsequent to December 31, 1995, are as follows: 1996, $10,365; 1997, $8,929; 1998, $8,931; 1999,
$4,408 and 2000 and thereafter, $2,400. The industrial development and pollution control revenue bonds are collateralized by buildings and equipment with a net book value of approximately $6,672, of which $6,996 is guaranteed by a letter of credit at December 31, 1994.

The capitalized lease obligations, which are financed by proceeds from bonds, are secured by the leased facilities which had a net book value of $1,147 at December 31, 1994.

The private placement senior note agreement includes certain financial covenants and restrictions upon dividends, investments, indebtedness, and the sale of certain assets. Dividends cannot exceed $9,800 plus 50% of net income.

In 1994, the Company increased its borrowing limit from $40 million up to $100 million under a new unsecured revolving credit agreement with several banks. The agreement which expires no sooner than July 1, 1997 requires a commitment fee of approximately one-quarter percent per annum, payable on any available and unused portion. At December 31, 1993 the Company's borrowings under the revolving credit facility totaled $1 million, which was borrowed for working capital purposes. Interest on the working capital borrowings are at a variable base rate, approximately prime rate (8.5% at December 31, 1994 and 6% at December 31, 1993). At December 31, 1994, there were no borrowings under the revolving credit facility.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

3.  INCOME TAXES

The geographic components of income before taxes on income were as follows:

                                                              1994        1993        1992
                                                             -------     -------     ------
    United States..........................................  $28,455     $21,364     $6,456
    Foreign................................................   11,245       2,236      3,299
                                                             -------     -------     ------
              Income before taxes on income................  $39,700     $23,600     $9,755
                                                             =======     =======     ======

     The components of the provision for taxes on income were as follows:

                                                               1994        1993       1992
                                                              -------     ------     ------
    CURRENT:
      United States.........................................  $ 8,509     $1,607     $  189
      Foreign...............................................    3,107      1,452      1,141
      State.................................................    1,786        838        871
                                                              -------     ------     ------
              Total current.................................   13,402      3,897      2,201
                                                              =======     ======     ======

    DEFERRED:
      United States.........................................      (86)     3,611
      Foreign...............................................      184        492        968
                                                              -------     ------     ------
              Total deferred................................       98      4,103        968
                                                              -------     ------     ------
              Provision for taxes on income.................  $13,500     $8,000     $3,169
                                                              =======     ======     ======

Deferred income taxes result from timing differences in the recognition of revenues and expenses for financial statement and income tax purposes. Included in the deferred amounts for 1994 and 1993 are the benefits of operating losses of $740 and $882, respectively and a decrease in the valuation reserve of $1,496 and $513, respectively.

A reconciliation of the Company's provision for taxes on income and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                      % OF PRETAX INCOME
                                                                   ------------------------
                                                                   1994     1993      1992
                                                                   ----     -----     -----
    Statutory federal tax rate...................................  35.0      35.0      34.0
    State income taxes -- net....................................   2.9       2.3       5.9
    Foreign income taxed at different rates, losses not tax
      benefitted, or earnings of foreign subsidiaries expected to
      be remitted................................................   1.8       9.0      18.5
    Utilization of domestic losses and tax credits...............  (6.4)    (12.8)    (33.0)
    Non-deductible expenses......................................    .8        .6       5.1
    Other items -- net...........................................   (.1)      (.2)      2.0
                                                                   ----     -----     -----
    Effective tax rate...........................................  34.0      33.9      32.5
                                                                   ====     =====     =====

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of the deferred tax assets and liabilities as of December 31, 1994 and 1993 were as follows:

                                                                       1994         1993
                                                                     --------     --------
    DEFERRED TAX ASSETS:
    CURRENT:
    Accrued liabilities............................................  $ (3,621)    $ (3,883)
    Alternative minimum tax credit carryforwards...................                 (2,616)
                                                                     --------     --------
    Current deferred tax assets....................................    (3,621)      (6,499)
    Valuation allowance............................................       748
                                                                     --------     --------
    Current deferred tax assets -- net.............................    (2,873)      (6,499)
                                                                     --------     --------

    NON-CURRENT:
    Pension costs..................................................    (3,339)      (2,293)
    Other liabilities..............................................    (2,349)
    Operating loss carryforwards...................................    (6,065)      (6,665)
    Foreign tax credit carryforwards...............................    (1,192)      (2,442)
                                                                     --------     --------
    Non-current deferred tax assets................................   (12,945)     (11,400)
    Valuation allowance............................................     6,863        9,107
                                                                     --------     --------
    Non-current deferred tax assets -- net.........................  $ (6,082)    $ (2,293)
                                                                     ========     ========

                                                                       1994         1993
                                                                     --------     --------
    DEFERRED TAX LIABILITIES:
    CURRENT:
    Other liabilities..............................................               $  1,943
                                                                                  --------
    Current deferred tax liabilities...............................                  1,943
                                                                                  --------

    NON-CURRENT:
    Depreciation & amortization....................................  $ 17,843       15,165
                                                                     --------     --------
    Non-current deferred tax liabilities...........................  $ 17,843     $ 15,165
                                                                     ========     ========

The change in the deferred tax assets and liabilities relating to foreign currency translation was $474 in 1994.

The accumulated earnings of foreign subsidiaries on which federal income taxes have not been provided amounted to $48,109 through December 31, 1994. The Company's intention is to permanently reinvest these earnings at least until such time as they can be repatriated without a material incremental tax cost.

At December 31, 1994 the Company had foreign net operating losses amounting to approximately $17,786, of which $14,310 can be carried forward indefinitely and the balance expires at various dates through 1999. Additionally, there were available foreign tax credits of $1,192 that will expire at various dates through 1999.

4.  EMPLOYEE BENEFIT PLANS

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Pension expense was $2,032, $1,155 and $875 in 1994, 1993 and 1992, respectively.

The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements:

                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                          DEFINED BENEFIT
                                                               PLAN                   SERP
                                                        -------------------     -----------------
                                                         1994        1993        1994       1993
                                                        -------     -------     ------     ------
Plans' funded status:
Plan assets at fair value.............................  $16,737     $13,954     $6,910     $6,152
Projected benefit obligation:
  Vested..............................................   11,481      13,206      5,183      3,767
  Nonvested...........................................      603         469
  Effect of future compensation increases.............    4,276       5,075        458        448
                                                        -------     -------     ------     ------
Plan assets in excess of (less than) projected benefit
  obligation..........................................      377      (4,796)     1,269      1,937
Unrecognized net (gain) or loss.......................   (1,747)      2,730      2,413      1,246
Unrecognized net transition obligation (asset) being
  recognized over 15 years............................   (1,604)     (1,834)     1,276      1,371
                                                        -------     -------     ------     ------
Prepaid (accrued) pension liability...................  $(2,974)    $(3,900)    $4,958     $4,554
                                                        -------     -------     ------     ------
Pension cost-net:
Service cost-benefits earned during year..............  $ 1,663     $ 1,349     $  514     $  261
Interest cost on projected benefit obligation.........    1,262       1,195        348        261
Actual return on plan assets..........................   (1,007)       (932)         7       (108)
Net amortization and deferral.........................     (416)       (694)      (339)      (177)
                                                        -------     -------     ------     ------
Pension cost -- net...................................  $ 1,502     $   918     $  530     $  237
                                                        -------     -------     ------     ------

                                                                                 1994       1993
                                                                                ------     ------
Actuarial assumptions:
Discount rate..............................................................       8.5%       7.5%
Long-term rate of compensation increases...................................       5.0%       5.0%
Long-term rate of return on plan assets....................................       8.5%       8.5%

The Company's foreign defined contribution pension plans are consistent with local practice and are principally funded through insurance programs. Pension expense in 1994, 1993 and 1992, for the foreign plans was $695, $800 and $857, respectively.

SAVINGS AND RETIREMENT PLAN

The Company sponsors the Augat Inc. Savings and Retirement Plan which covers substantially all eligible U.S. employees and allows employees to contribute from one to fourteen percent of salary through salary reduction, up to the Internal Revenue Service limit on salary reduction contributions. The Company will make matching contributions of 25% of the employees' contributions of up to 6% of salary in the form of Company common stock. Company contributions will vest 20% after two years of service increasing by 20% per year up to 100% after six years of service. The Plan will permit participants to elect to invest their contributions in a variety of savings and investment funds. For the years 1994, 1993 and 1992, the Company contributed 19,621, 17,390 and 19,820 shares, respectively, of Company common stock to the Plan at a cost of $397, $245 and $215, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company and its subsidiaries are obligated under facility and equipment leases which expire at various dates through 2002. These leases generally provide extension privileges and are exclusive of real estate taxes, insurance and other expenses. Rent expense in 1994, 1993 and 1992 was $7,184, $6,765 and $5,720, respectively. Annual minimum future rentals are $6,433, $5,306, $4,052, $1,483 and $1,279 for the years 1995 through 1999, and aggregate to $2,233 for all the years subsequent to 1999.

CONTINGENCIES

The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5,400 to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of December 31, 1994 (approximately $900) represent amounts expended for preliminary site evaluation and design and testing. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the state informed of its progress. The Company believes the recorded liability of approximately $4,500 at December 31, 1994 to be adequate.

6.  COMMON STOCK

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

7.  STOCK OPTION AND STOCK PURCHASE PLANS

STOCK OPTIONS, APPRECIATION RIGHTS AND RESTRICTED STOCK

The Company has three Stock Option and Appreciation Rights Plans, the 1987, the 1989 and the 1994 Plans, pursuant to which stock options and appreciation rights have been granted and will be granted in the future. In addition, restricted stock awards may be granted under the 1989 and 1994 Plans.

All Plans provide for the issuance of stock options and tandem appreciation rights to key employees of the Company and to directors of the Company. The options may be either incentive stock options or non-qualified options. No more than a total of 2,350,000 shares of common stock may be issued under all of the Plans. The period over which options must be exercised is determined on the date of grant and may not be later than 10 years or 10 years and 30 days in the case of incentive and non-qualified options, respectively.

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

Restricted stock awards may be issued under the 1989 and the 1994 Plans and entitle the participant to purchase common stock from the Company under terms which provide for vesting over a specified number of years and a right of repurchase by the Company of non-vested stock when the recipient's relationship with the Company terminates. The price of the awards may be less than fair market value but not less than par value ($.10 per share). Compensation expense resulting from the grant of awards is recognized over the period from the award date to the date the forfeiture provisions lapse. Stock awards were issued in 1994, 1993 and 1992 amounting to 33,000, 26,500 and 10,500 shares, respectively, with a total value of $719, $321 and $108, respectively. In 1992, 4,500 shares were repurchased and none in 1993 and 1994. The net cost of stock awards in 1994, 1993 and 1992 was $304, $169 and $131, respectively.

The Compensation Committee of the Board of Directors administers all of the Plans.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of options under the Plans is as follows:

                                                                                OPTION PRICE
                                                           NUMBER OF SHARES       PER SHARE
                                                           ----------------     -------------
    Outstanding, December 31, 1991.......................      1,518,186
      Granted............................................        481,000        $ .10 - 11.75
      Exercised..........................................        (40,317)         .10 - 10.88
      Cancelled or expired...............................       (227,078)        9.38 - 23.25
                                                              ----------        -------------
    Outstanding, December 31, 1992.......................      1,731,791
      Granted............................................        328,525          .10 - 16.88
      Exercised..........................................       (567,935)         .10 - 14.50
      Cancelled or expired...............................       (254,293)        9.38 - 15.00
                                                              ----------        -------------
    Outstanding, December 31, 1993.......................      1,238,088
      Granted............................................        579,000          .10 - 23.75
      Exercised..........................................       (358,413)         .10 - 14.00
      Cancelled or expired...............................        (75,150)        9.38 - 16.88
                                                              ----------        -------------
    Outstanding, December 31, 1994.......................      1,383,525
                                                              ----------
      Options exercisable at December 31, 1994...........        332,839        $9.38 - 18.38
                                                              ----------        -------------
      Options available for future grant at December 31,
         1994............................................        386,458
                                                              ----------

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan which allows employees to purchase shares of common stock of the Company at a 15% discount from market value (subject to a minimum price and a maximum contribution per employee) pursuant to annual offerings. The maximum number of shares available for issuance under the current plan is 600,000 shares over a five-year period ending in 1997. Employees purchased 56,666, 25,818 and 5,380 shares in 1994, 1993 and 1992, respectively.

8.  BUSINESS SEGMENT AND FOREIGN OPERATIONS

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Financial information concerning the Company's operations by major geographical area is as follows:

                                                               1994         1993         1992
                                                             --------     --------     --------
Net Sales:
United States
  Sales excluding export sales.............................  $421,858     $331,200     $269,603
  Export sales.............................................     7,873        9,181        9,304
  Intersegment sales.......................................    24,488       18,464       18,914
                                                             --------     --------     --------
          Total............................................   454,219      358,845      297,821
                                                             ========     ========     ========

Western Europe:
  Sales excluding export sales.............................    55,761       44,979       55,914
  Export sales.............................................     1,568        1,282        1,079
  Intersegment sales.......................................     3,986        5,301        5,853
                                                             --------     --------     --------
          Total............................................    61,315       51,562       62,846
                                                             ========     ========     ========

Other Areas:
  Sales excluding export sales.............................    43,646       33,621       25,818
  Export sales
  Intersegment sales.......................................    10,302        3,942          984
                                                             --------     --------     --------
          Total............................................    53,948       37,563       26,802
                                                             ========     ========     ========
Total......................................................   569,482      447,970      387,469
  Less eliminations........................................    38,776       27,707       25,751
                                                             --------     --------     --------
Total......................................................  $530,706     $420,263     $361,718
                                                             ========     ========     ========

Operating Income:
  United States............................................  $ 47,713     $ 37,740     $ 17,036
  Western Europe...........................................     2,970         (135)       4,309
  Other Areas..............................................     4,507          771       (1,596)
                                                             --------     --------     --------
          Total............................................  $ 55,190     $ 38,376     $ 19,749
                                                             ========     ========     ========
Identifiable Assets:
  United States............................................  $251,358     $230,322     $211,087
  Western Europe...........................................    72,338       58,027       62,757
  Other Areas..............................................    32,278       29,511       21,604
                                                             --------     --------     --------
          Total............................................  $355,974     $317,860     $295,448
                                                             ========     ========     ========

Operating income by geographical area does not include corporate expenses, other income or expense, or income taxes. Intersegment sales between areas are made at negotiated selling prices. One customer accounted for approximately 32%, 28% and 24% of sales and 23%, 26% and 13% of net receivables for 1994, 1993 and 1992, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                     NET         GROSS         NET       EARNINGS
   1994                                             SALES        MARGIN      INCOME      PER SHARE
   ----                                            --------     --------     -------     ---------
1st Quarter......................................  $127,403     $ 26,422     $ 5,700       $ .30
2nd Quarter......................................   134,399       29,555       6,950         .36
3rd Quarter......................................   127,709       27,304       6,400         .33
4th Quarter......................................   141,195       26,778       7,150         .37
                                                   --------     --------     -------       -----
                                                   $530,706     $110,059     $26,200       $1.36

   1993
   ----
1st Quarter......................................  $101,155     $ 21,545     $ 2,900       $ .16
2nd Quarter......................................   106,295       23,313       3,600         .19
3rd Quarter......................................   100,014       22,421       4,100         .22
4th Quarter......................................   112,799       24,020       5,000         .26
                                                   --------     --------     -------       -----
                                                   $420,263     $ 91,299     $15,600       $ .83

   1992
   ----
1st Quarter......................................  $ 84,587     $ 16,916     $ 1,400       $ .08
2nd Quarter......................................    90,234       18,609       2,193         .12
3rd Quarter......................................    91,422       18,879       1,703         .09
4th Quarter......................................    95,475       19,790       1,290         .07
                                                   --------     --------     -------       -----
                                                   $361,718     $ 74,194     $ 6,586       $ .36

               The balance of this page intentionally left blank.

                                                                     SCHEDULE II

                          AUGAT INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                ADDITIONS
                                                                           ---------------------
                                                                           CHARGED     CHARGED
                                                              BALANCE AT   TO COSTS    TO OTHER                            BALANCE
                                                              BEGINNING      AND      ACCOUNTS --    DEDUCTIONS --          AT END
            DESCRIPTION                                        OF YEAR     EXPENSES    DESCRIBE        DESCRIBE            OF YEAR
- -----------------------------------------------------------   ----------   --------   -----------    ----------------      --------
1994
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY --
- -- Allowance for doubtful accounts.........................    $1,129       $326                    Bad Debts   $179(1)    $ 1,276
- -- Reserve for assets held for resale......................    $  600       $635                                           $ 1,235
                                                               ------       ----       ----                     ----       -------

1993
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY --
- -- Allowance for doubtful accounts........................     $1,451       $272                    Bad Debts   $594(1)    $ 1,129
- -- Reserve for assets held for resale.....................                  $600                                           $   600
                                                               ------       ----       ----                     ----       -------


1992
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY --
- -- Allowance for doubtful accounts........................     $1,479       $514                    Bad Debts   $542(1)    $ 1,451
                                                               ------       ----       ----                     ----       -------

- ---------------
Note 1. Amount is net of recoveries.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.











               The balance of this page intentionally left blank.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is incorporated herein by reference pursuant to Rule 12b-23 to the Company's Proxy Statement dated March 24, 1995 with respect to the Annual Meeting of Shareholders to be held April 25, 1995.

The following table sets forth the names of all executive officers of the Company and certain other information relating to the positions held by them with the Company and other business experience.

                                                                   BUSINESS EXPERIENCE
   EXECUTIVE OFFICER      AGE          POSITION                  FOR THE PAST FIVE YEARS
- ------------------------  ---   ----------------------  -----------------------------------------
William R. Fenoglio.....  55    President and Chief     President and Chief Executive Officer
                                Executive Officer       since December 20, 1994. President and
                                                        Chief Operating Officer from September 6,
                                                        1994 to December 20, 1994. Served as
                                                        President and Chief Executive Officer
                                                        with the Barnes Group Inc. from 1991 to
                                                        1994 and as President and Chief Operating
                                                        Officer with that Corporation from 1985
                                                        to 1991.

Marcel P. Joseph........  59    Chairman of the Board   Chairman of the Board of Directors since
                                                        February, 1989. President from February,
                                                        1988 to September 6, 1994. Chief
                                                        Executive Officer from February, 1988
                                                        until December 20, 1994 when he retired.

Anthony F. Lefkowicz....  57    Vice President and      Vice President, Automotive Business since
                                General Manager,        September 1991. From February 1991 to
                                Wiring Systems and      September 1991 he was Vice President of
                                Components Business     Manufacturing Operations. Previously he
                                                        was Vice President and General Manager,
                                                        Automotive Division from May 1988 to
                                                        February 1991.

Richard J. Eaton........  58    Vice President --       Vice President, Human Resources since
                                Human Resources         1984.

Daniel J. Maher, Jr.....  48    Corporate Controller    Corporate Controller since 1979.

John E. Lynch, Jr.......  51    Vice President and      Vice President and General Counsel since
                                General Counsel         December, 1994. From June 1994 to
                                                        December 1994 he was General Counsel.
                                                        Previously from January, 1985 to June
                                                        1994 he was Treasurer.

Larry E. Buffington.....  47    Vice President and      Vice President and General Manager,
                                General Manager,        Communications Products Business since
                                Communications          August, 1991. Previously he was Chairman
                                Products Business       of the Board and Chief Executive Officer
                                                        of Adaptive Technologies, Inc. from 1989
                                                        to 1991. From 1988 to 1989 he served as
                                                        Vice President and General Manager, Cook
                                                        Division of Northern Telcom.

L. Ronald Hoover........  54    Vice President          Vice President Business and Technology
                                Business and            Development since August, 1994. Vice
                                Technology Development  President and General Manager,
                                                        Interconnection Products Business from
                                                        December 1991 to August 1994. Previously,
                                                        he was President and Chief Operating
                                                        Officer of Diceon Electronics, Inc. from
                                                        1989 to 1991.

                                                                   BUSINESS EXPERIENCE
   EXECUTIVE OFFICER      AGE          POSITION                  FOR THE PAST FIVE YEARS
- ------------------------  ---   ----------------------  -----------------------------------------
Gasper Buffa............  42    Vice President and      Vice President and General Manager,
                                General Manager,        Automotive Components Division since
                                Components Division     January, 1994. From August 1992 to
                                                        January 1994 he was Vice President,
                                                        Engineering, Sales & Marketing for the
                                                        Wiring Systems and Components Division.
                                                        Previously, from September 1991 to August
                                                        1992 he was Vice President & General
                                                        Manager, Components Division and from
                                                        February 1991 to September 1, 1991 he was
                                                        Vice President, Manufacturing Operations
                                                        for the Automotive and Communications
                                                        Division. From March of 1989 to February
                                                        1, 1991 he was Vice President Operations
                                                        for the Automotive Division.

James E. Finley.........  41    Vice President and      Vice President and General Manager Augat
                                General Manger, Augat   Europe since March, 1992. Previously Vice
                                Europe                  President and General Manager, European
                                                        Automotive Division from August 1991 to
                                                        March 1992. From February to August 1991,
                                                        Vice President and General Manager,
                                                        Automotive Division. From March, 1989 to
                                                        February, 1991 was Vice President, Sales
                                                        and Marketing, Automotive Division.

Ellen B. Richstone......  43    Vice President and      Vice President and Chief Financial
                                Chief Financial         Officer since November, 1992. From March,
                                Officer                 1992 to October, 1992 she was Senior Vice
                                                        President and Chief Financial Officer of
                                                        Rohr, Inc. Prior to that, she was
                                                        Executive Vice President and Chief
                                                        Financial Officer of Bull H.N. Worldwide
                                                        Information Systems from 1989 to 1992.

Steven M. Abelman.......  44    Vice President and      Vice President and General Manager,
                                General Manager Wiring  Automotive Wiring Systems Division since
                                Systems Division        January, 1994. Previously, he was Vice
                                                        President Operations, Wiring Systems and
                                                        Components Division from August, 1992 to
                                                        January, 1994 and Vice President
                                                        Manufacturing, Wiring Systems from March,
                                                        1992 to August, 1992. From December, 1991
                                                        to March, 1992 he was Vice President U.S.
                                                        Operations, Wiring Systems. From 1990 to
                                                        1991 he was Vice President Connector
                                                        Operations for TriStar Inc. and from 1985
                                                        to 1990 was Director of Operations for
                                                        the Components Division of I.T.T. Cannon.

Lynda M. Avallone.......  39    Treasurer               Treasurer since July, 1994. Previously,
                                                        she was Director of Taxes from March,
                                                        1994 to July, 1994. From 1991 to March,
                                                        1994 she was Corporate Tax Manager for
                                                        the Timberland Company and from 1983 to
                                                        1991 was in the Tax Department for the
                                                        Company.

     The executive officers of the Company are elected annually.

ITEMS 11 AND 12 -- EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by these items is incorporated herein by reference pursuant to Rule 12b-23 to the Company's Proxy Statement dated March 24, 1995 for the Annual Meeting of Shareholders to be held April 25, 1995.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

The balance of this page intentionally left blank.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    FINANCIAL STATEMENTS

           The Financial Statements listed below appear in Part II, Item 8 hereof.

           FINANCIAL STATEMENTS:

           Independent Auditors' Report
           Consolidated Balance Sheets
           Statements of Consolidated Income
           Statements of Consolidated Shareholders' Equity
           Statements of Consolidated Cash Flows
           Notes to Consolidated Financial Statements

(a)  2.    FINANCIAL STATEMENT SCHEDULES

           The Financial Statement Schedule listed below appears in Part II, It em 8 hereof.

           Schedule II- Valuation and Qualifying Accounts

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

           (b) Trust Indenture dated as of August 2, 1988 between Augat Inc. and The Chase Manhattan Bank, N.A. as Tr17 ustee. Incorporated by reference to Exhibit 2 of the Registrant's Registration Statement on Form 8-A dated August 2, 1988.

(10)       Material Contracts

           (a) 1994 Stock Plan. Incorporated by reference to Exhibit 10 (a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

           (b) Employment Agreement dated August 29, 1994 between the Registrant and William R. Fenoglio. Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

           (c) 1987 Stock Option and Appreciation Right Plan. Incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 25, 1987 for the Annual Meeting of the Registrant's Shareholders held on April 28, 1987.

           (d) 1989 Stock Plan. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

           (e) Supplementary Employee Retirement Plan. Incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

             (f)   Letter of Credit and Reimbursement Agreement among Chemical Bank as Letter of Credit Issuer, Altair International, Inc. as Borrower and Augat Inc. as
                   Guarantor dated as of December 1, 1986. Incorporated by reference to
                   Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.
             (g)   Employment Agreement dated January 3, 1991 between the Registrant and
                   Marcel P. Joseph. Incorporated by reference to Exhibit 10(g) to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1990.
             (h)   Augat Inc. Savings and Retirement Plan. Incorporated by reference to
                   Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
             (i)   Rights Agreement dated as of August 2, 1988 between Augat Inc. and The
                   Chase Manhattan Bank, N.A., Rights Agent. Incorporated by reference to
                   Exhibit 1 of the Registrant's Registration Statement on Form 8-A dated
                   August 2, 1988.
             (j)   Severance Agreements. Incorporated by reference to Exhibit 10(k) to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1989.
             (k)   Deferred Compensation Plan. Incorporated by reference to Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the year ended December
                   31, 1989.
             (l)   Supplemental Disability Income Plan. Incorporated by reference to Exhibit
                   10(m) to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1989.
             (m)   Supplemental Survivor Benefit Plan. Incorporated by reference to Exhibit
                   10(n) to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1989.
             (n)   Agreement of Merger among Augat Inc., National Industries, Inc. and June
                   M. Collier dated August 30, 1991. Incorporated by reference to Exhibit 2 to the Registrants' Form 8-K filed September 16, 1991.
             (o)   Note Agreement between Augat Inc., as Borrower and Principal Mutual Life
                   Insurance Company and Allstate Life Insurance Company, as Lenders, dated as of February 1, 1992. Incorporated by reference to Exhibit 10(p) to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1991.
             (p)   Revolving Credit Agreement among Augat Inc., The First National Bank of
                   Boston, Shawmut Bank, N.A., Nations Bank of North Carolina, N.A., National
                   Westminster Bank USA and The First National Bank of Boston, as agent, dated as of July 22, 1994. Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.
             (q)   1993 Employee Stock Purchase Plan. Incorporated by reference to Exhibit
                   10(r) to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1992.
(21)         Subsidiaries of the Registrant. Exhibit 21.
(23)         Independent Auditors' Consent. Exhibit 23.
(b)          REPORTS ON FORM 8-K.
             No reports on Form 8-K were filed with the Commission during the last quarter of calendar year 1994.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                   AUGAT INC.
                                    (Registrant)

                                   By:    /s/  WILLIAM R. FENOGLIO
                                     ------------------------------------
                                             William R. Fenoglio
                                     President & Chief Executive Officer

                                   By:    /s/  ELLEN B. RICHSTONE
                                     ------------------------------------
                                              Ellen B. Richstone
                                   Vice President & Chief Financial Officer
                                       and Principal Accounting Officer

                                   Date  March 27, 1995
                                   ----

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  SIGNATURE                  TITLE                  DATE
                  ---------                  -----                  ----

     /s/  MARCEL P. JOSEPH                  Director           March 27, 1995
- ----------------------------------
         Marcel P. Joseph

     /s/  WILLIAM R. FENOGLIO               Director           March 27, 1995
- ----------------------------------
        William R. Fenoglio

                                            Director           March   , 1995
- ----------------------------------
          Vernon R. Alden


- ----------------------------------          Director           March   , 1995
         Bruce L. Crockett

     /s/  JOHN D. CURTIN, JR.               Director           March 27, 1995
- ----------------------------------
        John D. Curtin, Jr.

                                            Director           March   , 1995
- ----------------------------------
        Samuel S. Dennis 3d

      /s/  JERALD G. FISHMAN                Director           March 27, 1995
- ----------------------------------
         Jerald G. Fishman

                                            Director           March   , 1995
- ----------------------------------
          Thomas L. King

      /s/  JOHN N. LEMASTERS                Director           March 27, 1995
- ----------------------------------
         John N. Lemasters

       /s/  DAVID V. RAGONE                 Director           March 27, 1995
- ----------------------------------
          David V. Ragone

        /s/  ALAN J. ZAKON                  Director           March 27, 1995
- ----------------------------------
           Alan J. Zakon