Form 10-Q
period 1995-03-31
AUGAT INC
filed 1995-05-11
CIK 8462

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended March 31, 1995


          |  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission File Number 1-6176

                                       AUGAT INC.
               ------------------------------------------------------------
                (Exact  name  of registrant  as  specified in  its charter)


                    MASSACHUSETTS                            04-2022285
          ----------------------------------               ----------------
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)

          89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts    02048
          -----------------------------------------------------------  ---------
             (Address of principal executive offices)                 (Zip Code)

                                          (508) 543-4300
                    ----------------------------------------------------
                    (Registrant's telephone number, including area code)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                             ----          ----
               The number of shares of the Registrant's common stock outstanding on March 31, 1995 was 19,519,162.

                                       AUGAT INC.

                                         INDEX

                                                                        Page No.
                                                                       ---------
          Part I - Financial Information ---------------------------------  3

          Financial Statements (Unaudited)


            Statements of Consolidated Income - For the
               Three Months Ended March 31, 1995 and 1994 ----------------  3

            Consolidated Balance Sheets - March 31, 1995
                and December 31, 1994 ------------------------------------  4-5

            Statements of Consolidated Cash Flows For the
               Months Ended March 31, 1995 and 1994 ----------------------  6

          Notes to Unaudited Consolidated Financial Statements -----------  7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations --------------------------  8-9

          Part II - Other Information ------------------------------------ 10

          Signatures ----------------------------------------------------- 10

          PART I - FINANCIAL INFORMATION

          Statements of Consolidated Income
          For the Three Months Ended March 31, 1995 and 1994
          (In thousands, except per share data)



                                                            1995*        1994*
                                                        ---------    ---------
          Net sales                                     $134,589     $127,403

          Cost of products sold                          106,732      100,981
                                                        ---------    ---------
          Gross margin                                    27,857       26,422

          Selling, general and administrative expenses    18,005       16,348
                                                        ---------    ---------
          Income from operations                           9,852       10,074

          Other income (expense):
            Interest income, etc.                            124          (75)
            Interest expense                                (911)      (1,094)
                                                        ---------    ---------
          Net                                               (787)      (1,169)
                                                        ---------    ---------
          Income before taxes on income                    9,065        8,905

          Provision for taxes on income                    3,265        3,205
                                                        ---------    ---------
          Net income                                    $  5,800     $  5,700
                                                        =========    =========
          Earnings per share                               $0.30        $0.30

          Average common shares outstanding               19,541       19,118

          Dividends paid per share                          $.04         $.00



          *  Unaudited



          See notes to unaudited consolidated financial statements.

          Consolidated Balance Sheets, March 31, 1995 and December 31, 1994 (In thousands)

          Assets
                                                          1995*       1994*
                                                      ---------   ---------
          Current Assets:

            Cash and cash equivalents   . . . . .     $ 17,371    $ 20,535
            Accounts receivable-net . . . . . . .       87,648      89,521
            Inventories:
             Finished goods   . . . . . . . . . .       34,929      33,359
             Work in process    . . . . . . . . .       21,509      20,894
             Raw materials    . . . . . . . . . .       32,131      28,698
                                                      ---------   ---------
                 Total inventories    . . . . . .       88,569      82,951
            Deferred income taxes . . . . . . . .        2,866       2,873
            Prepaid expenses  . . . . . . . . . .        3,771       2,580
                                                      ---------   ---------
                     Total current assets   . . .      200,225     198,460

          Property, Plant, and Equipment:
            Land  . . . . . . . . . . . . . . . .        3,964       3,826
            Buildings and building improvements .       65,570      63,365
            Machinery and equipment   . . . . . .      142,547     137,978
            Furniture and fixtures  . . . . . . .       23,281      22,590
            Construction in progress - buildings and
             machinery    . . . . . . . . . . . .       17,242      13,543
                                                      ---------   ---------
                 Total    . . . . . . . . . . . .      252,604     241,302
            Less accumulated depreciation   . . .     (127,785)   (120,463)
                                                      ---------   ---------
          Property, plant, and equipment-net  . .      124,819     120,839

          Other Assets:
            Goodwill-net  . . . . . . . . . . . .       25,128      25,454
            Property held for sale-net  . . . . .        4,825       4,829
            Other   . . . . . . . . . . . . . . .        6,173       6,392
                                                      ---------   ---------
             Total other assets   . . . . . . . .       36,126      36,675
                                                      ---------   ---------
                 Total    . . . . . . . . . . . .     $361,170    $355,974
                                                      =========   =========
          *  Unaudited

            See notes to unaudited consolidated financial statements.

     Consolidated Balance Sheets, March 31, 1995 and December 31, 1994

     (In thousands)

     Liabilities and Shareholders' Equity

                                                            1995*       1994*
     Current Liabilities:                               ---------   ---------
       Notes payable   . . . . . . . . . . . . . . . .  $  5,000
       Current maturities of long-term debt  . . . . .     9,314     $10,884
       Accounts payable  . . . . . . . . . . . . . . .    33,750      32,744
       Federal, state and foreign taxes payable  . . .     5,848       4,963
       Accrued compensation and benefits . . . . . . .     7,346      11,274
       Other accrued expenses  . . . . . . . . . . . .    12,568      11,794
                                                        ---------   ---------
         Total current liabilities   . . . . . . . . .    73,826      71,659

     Long-Term Debt  . . . . . . . . . . . . . . . . .    29,144      35,033

     Deferred Income Taxes   . . . . . . . . . . . . .    12,142      11,761

     Shareholders' Equity:
       Common stock  . . . . . . . . . . . . . . . . .     1,954       1,947
       Paid-in capital   . . . . . . . . . . . . . . .    76,571      75,730
       Retained earnings   . . . . . . . . . . . . . .   148,547     143,526
       Cumulative translation adjustment   . . . . . .    19,812      17,088
       Treasury stock, at cost   . . . . . . . . . . .      (110)       (110)
       Unearned compensation-restricted stock awards .      (716)       (660)
                                                        ---------   ---------
         Shareholders' equity  . . . . . . . . . . . .   246,058     237,521
                                                        ---------   ---------
             Total   . . . . . . . . . . . . . . . . .  $361,170    $355,974
                                                        =========   =========


     *   Unaudited

       See notes to unaudited consolidated financial statements.

     Statements of Consolidated Cash Flows
     For the Three Months Ended March 31, 1995 and 1994
     (In thousands)

                                                                 1995*     1994*
     Cash Flows From Operating Activities:                    --------  --------
       Net income  . . . . . . . . . . . . . . . . . . . .    $ 5,800   $ 5,700
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization . . . . . . . . . .      5,467     4,652
         (Gain) loss on the sale of property,
           plant and equipment . . . . . . . . . . . . . .         56        (2)
         Deferred federal income taxes - net   . . . . . .        388       664
         Amortization of restricted stock awards   . . . .        126        47
       Increase (decrease) in cash from changes
         in assets and liabilities:
         Accounts receivable   . . . . . . . . . . . . . .      1,873    (6,210)
         Refundable income taxes   . . . . . . . . . . . .        -        (118)
         Inventories . . . . . . . . . . . . . . . . . . .     (5,618)   (1,707)
         Prepaid expenses  . . . . . . . . . . . . . . . .     (1,191)     (350)
         Other assets    . . . . . . . . . . . . . . . . .        190       102
         Accounts payable  . . . . . . . . . . . . . . . .      1,006     7,008
         Income taxes payable  . . . . . . . . . . . . . .        885     2,673
         Accrued compensation and other expenses   . . . .     (3,153)   (1,212)
         Effect of exchange rate changes on current assets
           and liabilities (other than cash) . . . . . . .        636       123
                                                              --------  --------
       Net cash provided by operating activities   . . . .      6,465    11,370
                                                              --------  --------
     Cash Flows From Investing Activities:
         Purchase of property, plant, and equipment . . . (6,733) (7,665) Proceeds from the sale of property, plant,
           and equipment . . . . . . . . . . . . . . . . .          6        31
       Net cash used for investing activities    . . . . .     (6,727)   (7,634)
                                                              --------  --------
     Cash Flows From Financing Activities:
         Cash dividends paid   . . . . . . . . . . . . . .       (779)
         Proceeds from short term borrowings   . . . . . .      5,000     5,000
         Payments for long-term debt   . . . . . . . . . .     (7,460)     (105)
         Common stock issued under employee benefit plans.        666     1,665
                                                              --------  --------
       Net cash provided (used) by financing activities. .     (2,573)    6,560
     Effect of exchange rate changes on cash   . . . . . .       (329)      438
                                                              --------  --------
     Net changes in cash and cash equivalents  . . . . . .     (3,164)   10,734
     Cash and cash equivalents at beginning of the period.     20,535     8,540
                                                              --------  --------
     Cash and cash equivalents at end of the period  . . .    $17,371   $19,274
                                                              ========  ========

     *  Unaudited
        See notes to unaudited consolidated financial statements.

                                       AUGAT INC.
                  Notes to Unaudited Consolidated Financial Statements
                 ------------------------------------------------------

          1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and the cash flows for the three month periods then ended.

          2. The results of operations for the three month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

          3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

          4. The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of March 31, 1995 (approximately $.9 million) represent amounts expended for preliminary site evaluation and design and testing. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the state informed of its progress. The Company believes the recorded liability of approximately $4.5 million at March 31, 1995 to be adequate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Net Sales: Net sales for the quarter ended March 31, 1995 by product group, compared to the quarter ended March 31, 1994, are as follows (dollars in thousands):


                                         Quarter Ended March 31,
                                          1995             1994
                                    -----------------  --------------
Product Group                                     %               %
- ---------------------------------------------------------------------
Interconnection Products Business     $ 33,254  24.7%  $ 32,510  25.5%
Wiring Systems and Components Business  65,601  48.7%    74,028  58.1%
Communications Products Business        35,734  26.6%    20,865  16.4%
                                      -------- ------  -------- -----
  Total                               $134,589 100.0%  $127,403 100.0%
- ---------------------------------------------------------------------


          Net sales for the quarter ended March 31, 1995 increased over the first quarter of 1994 primarily due to the increased demand for the Company's products in the European automotive market and in the worldwide communications and cable television markets. Domestic automotive sales decreased in the first quarter of 1995 when compared to the prior year's period due to the planned lower production run rates of the Ford Aerostar vehicle. For the Interconnection Products Business, domestic sales improved in 1995 while shipments into its Far East markets declined in 1995.

          Business conditions in the first quarter of 1995 continue to reflect improvement in the domestic and European markets in which the Company serves. In the Far East markets, there have been no significant improvement in the current quarter. Incoming orders for the first quarter of 1995 were $138 million, compared to $134 million for the same period of the prior year. Incoming orders for the current quarter increased approximately 29 percent for the Communications Products Business and 20 percent for the Interconnection Products Business while decreasing 14 percent in the Wiring Systems and Components Business as compared to the same period of the prior year. The backlog at March 31, 1995 was $122 million compared with $111 million at March 31, 1994.

          Gross Margin: Gross Margin remained at approximately 21 percent of sales in the first quarter of 1995 compared to the first quarter of 1994. The significant increase in Communication Products Business sales in 1995 generated higher gross margins. However, gross margin was negatively impacted by selected selling price decreases in the other two businesses and increases in material costs, wage increases and overhead. These increased expenses were partially offset by improved manufacturing methods and on-going cost cutting programs.

          Selling, General and Administrative Expenses: These expenses were
          13.4 percent of sales in the first quarter of 1995 compared to 12.8 percent in the comparable quarter of the prior year. While the dollars spent in this area have increased, the Company intends to maintain these expenses in the 13 percent to 15 percent range of sales. These expenses may vary from period to period based on various factors, none of which, individually, are significant.

          Other Income (Expense): Interest income, etc. increased in 1995 versus 1994 due to the increase in cash available to invest and the increased rate of return on short-term investments over the comparable period.

          Interest expense decreased in the 1995 period compared to the same period in 1994 due to the decrease in total outstanding debt in 1995 when compared to 1994.

          Income Taxes: The effective income tax rate for the Company was 36 percent for the first quarter of 1995 and 1994. The tax rate in both periods is higher than the statutory rate due to income earned in jurisdictions with higher effective tax rates.

          Net Income: Net income was $5.8 million for the three months ended March 31, 1995, compared to net income of $5.7 million in the same period of the prior year.

          The increase in net income for the first quarter ended March 31, 1995 compared to the previous period of the prior year resulted principally from increased sales volume in our domestic communications and European automotive business.

          Liquidity and Capital Resources: The Registrant continues to maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. The income generated from operations along with the cash on hand and established bank credit facilities are sufficient to cover expected sales growth and planned capital expenditure programs.

          PART II - OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               --------
               (27) Financial Data Schedule

          (b)  Reports on Form 8-K - None






                                       SIGNATURES
                                      ------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                 AUGAT INC.
                                      ---------------------------------
                                                (Registrant)



                                               Ellen B. Richstone
                                      ---------------------------------
                                               Ellen B. Richstone
                                               Vice President and
                                               Chief Financial Officer






          Date:  May 11, 1995