Form 10-Q
period 1995-06-30
AUGAT INC
filed 1995-08-02
CIK 8462

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended June 30, 1995


          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________

          Commission File Number 1-6176

                                      AUGAT INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                               04-2022285
          --------------------------------              -------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)

          89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts   02048
          -----------------------------------------------------------  --------
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

                         Yes   X        No
                             ----          ----
               The number of shares of the Registrant's common stock outstanding on June 30, 1995 was 19,650,358.

                                       AUGAT INC.

                                         INDEX

                                                                      Page No.
                                                                      -------
          Part I - Financial Information --------------------------     3

          Financial Statements (Unaudited)


            Statements of Consolidated Income - For the
               Three Months Ended and Six Months Ended
               June 30, 1995 and 1994  ----------------------------     3

            Consolidated Balance Sheets - June 30, 1995
                and December 31, 1994 -----------------------------     4 - 5

            Statements of Consolidated Cash Flows For the Six
               Months Ended June 30, 1995 and 1994 ----------------     6

          Notes to Unaudited Consolidated Financial Statements-----     7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations -------------------     8 - 9

          Part II - Other Information------------------------------    10

          Signatures ----------------------------------------------    10

          PART I - FINANCIAL INFORMATION

          Statements of Consolidated Income
          For the Three Months and Six Months Ended June 30, 1995 and 1994 (In thousands, except per share data)

                                   Three Months Ended*      Six Months Ended*
                                    1995       1994          1995       1994
                                   ------     ------        ------     ------
          Net sales               $130,550   $134,399      $265,139   $261,802

          Cost of products sold    101,404    104,844       208,136    205,825
                                  ---------  ---------     ---------  ---------
          Gross margin              29,146     29,555        57,003     55,977

          Selling, general and
           administrative expenses  17,840     18,034        35,845     34,382
                                  ---------  ---------     ---------  ---------
          Income from operations    11,306     11,521        21,158     21,595

          Other income (expense):
           Interest income, etc.       349         87           473         12
           Interest expense           (924)    (1,078)       (1,835)    (2,172)
                                  ---------  ---------     ---------  ---------
          Net                         (575)      (991)       (1,362)    (2,160)
                                  ---------  ---------     ---------  ---------
          Income before taxes on
           income                   10,731     10,530        19,796     19,435

          Provision for taxes on
           income                    3,671      3,580         6,936      6,785
                                  ---------  ---------     ---------  ---------
          Net income              $  7,060   $  6,950      $ 12,860   $ 12,650
                                  =========  =========     =========  =========
          Earnings per share          $.36       $.36          $.66       $.66

          Average common shares
           outstanding              19,691     19,190        19,616     19,154

          Dividends paid per share    $.04       $.00          $.08       $.00


          *  Unaudited

          See notes to unaudited consolidated financial statements.

          Consolidated Balance Sheets, June 30, 1995 and December 31, 1994 (In thousands)

          Assets                                         1995*         1994*
                                                       --------      --------
          Current Assets:

            Cash and cash equivalents   . . . . .     $ 12,588       $ 20,535
            Accounts receivable-net . . . . . . .       87,553         89,521
            Inventories:
             Finished goods   . . . . . . . . . .       36,218         33,359
             Work in process    . . . . . . . . .       23,813         20,894
             Raw materials    . . . . . . . . . .       33,401         28,698
                                                      ---------      ---------
                 Total inventories    . . . . . .       93,432         82,951
            Deferred income taxes . . . . . . . .        2,883          2,873
            Prepaid expenses  . . . . . . . . . .        3,564          2,580
                                                      ---------      ---------
                     Total current assets   . . .      200,020        198,460

          Property, Plant, and Equipment:
            Land  . . . . . . . . . . . . . . . .        4,039          3,826
            Buildings and building improvements .       67,450         63,365
            Machinery and equipment   . . . . . .      149,708        137,978
            Furniture and fixtures  . . . . . . .       23,721         22,590
            Construction in progress - buildings
             and machinery  . . . . . . . . . . .       18,517         13,543
                                                      ---------      ---------
                 Total    . . . . . . . . . . . .      263,435        241,302
            Less accumulated depreciation   . . .     (134,368)      (120,463)
                                                      ---------      ---------
          Property, plant, and equipment-net  . .      129,067        120,839

          Other Assets:
            Goodwill-net  . . . . . . . . . . . .       32,478         25,454
            Property held for sale-net  . . . . .        4,409          4,829
            Other   . . . . . . . . . . . . . . .        6,115          6,392
                                                      ---------      ---------
             Total other assets   . . . . . . . .       43,002         36,675
                                                      ---------      ---------
                 Total    . . . . . . . . . . . .     $372,089       $355,974
                                                      =========      =========
          *  Unaudited

            See notes to unaudited consolidated financial statements.

     Consolidated Balance Sheets, June 30, 1995 and December 31, 1994 (In thousands)

     Liabilities and Shareholders' Equity
                                                          1995*        1994*
                                                       ---------    ---------
     Current Liabilities:
       Notes payable   . . . . . . . . . . . . . . . . $  7,500
       Current maturities of long-term debt  . . . . .    9,413     $ 10,884
       Accounts payable  . . . . . . . . . . . . . . .   31,669       32,744
       Federal, state and foreign taxes payable  . . .    3,095        4,963
       Accrued compensation and benefits   . . . . . .    8,647       11,274
       Other accrued expenses  . . . . . . . . . . . .   12,706       11,794
                                                       ---------    ---------
         Total current liabilities   . . . . . . . . .   73,030       71,659

     Long-Term Debt  . . . . . . . . . . . . . . . . .   30,200       35,033

     Deferred Income Taxes   . . . . . . . . . . . . .   12,265       11,761

     Shareholders' Equity:
       Common stock  . . . . . . . . . . . . . . . . .    1,967        1,947
       Paid-in capital   . . . . . . . . . . . . . . .   78,083       75,730
       Retained earnings   . . . . . . . . . . . . . .  154,825      143,526
       Cumulative translation adjustment . . . . . . .   22,522       17,088
       Treasury stock, at cost   . . . . . . . . . . .     (110)        (110)
       Unearned compensation-restricted stock awards .     (693)        (660)
                                                       ---------    ---------
         Shareholders' equity  . . . . . . . . . . . .  256,594      237,521
                                                       ---------    ---------
             Total   . . . . . . . . . . . . . . . . . $372,089     $355,974
                                                       =========    =========


     *   Unaudited

       See notes to unaudited consolidated financial statements.

     Statements of Consolidated Cash Flows
     For the Six Months Ended June 30, 1995 and 1994
     (In thousands)

                                                                 1995*    1994*
                                                               -------  -------
     Cash Flows From Operating Activities:
       Net income  . . . . . . . . . . . . . . . . . . . . . . $12,860  $12,650
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization   . . . . . . . . . . .  10,651    9,415
         (Gain) loss on the sale of property, plant and
         equipment . . . . . . . . . . . . . . . . . . . . . .     245     (128)
         Deferred federal income taxes   . . . . . . . . . . .     537     (321)
         Amortization of restricted stock awards   . . . . . .     202      117
       Increase (decrease) in cash from changes in assets and
         liabilities, net of effects from businesses acquired:
         Accounts receivable   . . . . . . . . . . . . . . . .   2,814      237
         Refundable income taxes   . . . . . . . . . . . . . .             (118)
         Inventories   . . . . . . . . . . . . . . . . . . . .  (9,508)  (2,615)
         Prepaid expenses    . . . . . . . . . . . . . . . . .    (963)    (440)
         Other assets    . . . . . . . . . . . . . . . . . . .     104     (156)
         Accounts payable    . . . . . . . . . . . . . . . . .  (1,736)   5,866
         Income taxes payable    . . . . . . . . . . . . . . .  (2,048)     890
         Accrued compensation and other expenses   . . . . . .  (1,881)   1,777
         Effect of exchange rate changes on current assets
         and liabilities (other than cash)   . . . . . . . . .   1,061     (130)
                                                               -------- -------
       Net cash provided by operating activities   . . . . . .  12,338   27,044
                                                               -------- --------
     Cash Flows From Investing Activities:
         Purchase of property, plant, and equipment  . . . . . (14,070) (15,711)
         Proceeds from the sale of property, plant, and
         equipment . . . . . . . . . . . . . . . . . . . . . .     346      237
         Payments for businesses acquired, net of cash acquired (7,754)
                                                               -------- --------
       Net cash used for investing activities  . . . . . . . . (21,478) (15,474)
                                                               -------- --------
     Cash Flows From Financing Activities:
         Cash dividends paid . . . . . . . . . . . . . . . . .  (1,561)
         Net borrowings on credit line . . . . . . . . . . . .   7,500    1,000
         Payments for long-term debt . . . . . . . . . . . . .  (7,255)    (292)
         Common stock issued under employee benefit plans  . .   2,137    1,860
                                                               -------- --------
       Net cash provided by financing activities . . . . . . .     821    2,568
     Effect of exchange rate changes on cash   . . . . . . . .     372      959
                                                               -------- --------
     Net changes in cash and cash equivalents  . . . . . . . .  (7,947)  15,097
     Cash and cash equivalents at beginning of the period  . .  20,535    8,540
                                                               -------- --------
     Cash and cash equivalents at end of the period  . . . . . $12,588  $23,637
                                                               ======== ========
     *  Unaudited
        See notes to unaudited consolidated financial statements.

                                       AUGAT INC.
                  Notes to Unaudited Consolidated Financial Statements
                 -----------------------------------------------------

          1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three months and six months ended June 30, 1995 and 1994 and the cash flows for the six month periods then ended.

          2. The results of operations for the six month period ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

          3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

          4. The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of June 30, 1995 (approximately $1.1 million) represent amounts expended for preliminary site evaluation, design, testing and remediation. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the state informed of its progress. The Company believes the recorded liability of approximately $4.3 million at June 30, 1995 to be adequate.

          5. During the second quarter of 1995, the Registrant acquired two businesses, Photon Systems Corp. and Elastomeric Technologies Inc., for an aggregate amount of cash of approximately $8.4 million. The acquisitions have been accounted for by the purchase method of accounting. Preliminary goodwill of approximately $7.7 million has been recorded and is being amortized on a straight-line basis over 20 years. The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. Pro-forma results of these acquisitions, assuming they had been made at the beginning of each period presented, would not be materially different from the results reported.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Net Sales: Net sales for the quarter and six months ended June 30, 1995 by product group, compared to the quarter and six months ended June 30, 1994, are as follows (dollars in thousands):
- -----------------------------------------------------------------------------

                                                 Quarter Ended June 30,
                                                1995                1994
                                         ----------------    ----------------
Product Group                                         %                   %
- -----------------------------------------------------------------------------

Interconnection Products Business        $ 36,080   27.6%    $ 33,462   24.9%
Wiring Systems and Components Business     59,462   45.6%      74,796   55.6%
Communication Products Business            35,008   26.8%      26,141   19.5%
                                         --------  ------    --------  ------
  Total                                  $130,550  100.0%    $134,399  100.0%
                                         ========  ======    ========  ======
- ----------------------------------------------------------------------------

                                                Six Months Ended June 30,
                                                1995                1994
                                         ----------------    ----------------
Product Group                                         %                   %
- -----------------------------------------------------------------------------

Interconnection Products Business        $ 69,334   26.1%    $ 65,972   25.2%
Wiring Systems and Components Business    125,063   47.2%     148,824   56.8%
Communication Products Business            70,742   26.7%      47,006   18.0%
                                         --------  ------    --------  ------
  Total                                  $265,139  100.0%    $261,802  100.0%
                                         ========  ======    ========  ======
- -----------------------------------------------------------------------------

          Net sales for the quarter and six months ended June 30, 1995 increased primarily due to the increased volume in the worldwide Communication's business, the improvement in the Interconnection Products Division and the Automotive strength in Europe. Net sales of the domestic Automotive division decreased during the current periods due to reduced production demand for the Ford Aerostar.

          With the exception of the domestic Automotive division, business conditions in the second quarter and six months of 1995 continue to reflect improvement in all other domestic and European markets in which the Company serves. In the Far East markets, there have been no significant improvements in the current quarter. Incoming orders for the second quarter and six months of 1995 were $131 million and $269 million, respectively compared to $143 million and $277 million for the same periods of the prior year. Incoming orders for the current quarter increased approximately 13 percent for the Interconnection Products Business while decreasing 5 percent for the Communication Products Business and 20 percent in the Wiring Systems and Components Business as compared to the same period of the prior year. Incoming orders for the six months of 1995 increased approximately 16 percent for the Interconnection Products Business and 9 percent for the Communication Products Business while decreasing 17 percent in the Wiring Systems and Components Business as compared to the same period of the prior year. The backlog at June 30, 1995 was $124 million compared with $120 million at June 30, 1994.

          Gross Margin: Gross margin remained constant at 21-22 percent of
          ------------
          sales in the second quarter and six months ended June 30, 1995 compared to the second quarter and six months of 1994. The significant increase in Communication Products Business sales in 1995 generated higher gross margins. However, gross margin was negatively impacted by selected selling price decreases in the other two businesses and increases in material costs, wage increases and overhead. These increased expenses were partially offset by improved manufacturing methods and on-going cost cutting programs.

          Selling, General and Administrative Expenses: These expenses were
          --------------------------------------------
          13.7 percent of sales in the second quarter of 1995 compared to
          13.4 percent in the comparable quarter of the prior year. For the six months ended June 30, 1995, these expenses were 13.5 percent of sales compared to 13.1 percent of sales in the comparable period of the prior year. While the dollars spent in this area have increased, the Company intends to maintain these expenses in the 13 percent to 15 percent range of sales. These expenses may vary from period to period based on various factors, none of which, individually are significant.

          Other Income (Expense): Interest income, etc. increased in 1995
          ----------------------
          versus 1994 due to the increase in cash availability to invest in the current periods over the comparable periods and the increased rate of return on short-term investments over the comparable periods. Interest expense decreased in the 1995 periods compared to the same periods in 1994 due to the decrease in total outstanding debt in 1995 when compared to 1994.

          Income Taxes: The effective income tax rate for the Company was 34
          ------------
          percent for the second quarter of 1995 and 1994 and was 35 percent for the six months ended June 30, 1995 and June 30, 1994. The tax rate for the second quarter in both periods is lower than the U.S. statutory rate primarily due to income earned in jurisdictions with lower effective tax rates.

          Net Income: Net income was $7.1 million and $12.9 million for the
          ----------
          three months and six months ended June 30, 1995 respectively, compared to net income of $6.9 million and $12.6 million in the same periods of the prior year. The increase in net income for the second quarter and six months ended June 30, 1995 resulted principally from increased sales volume in our European automotive and North American communications business and ongoing productivity and cost control programs.

          Liquidity and Capital Resources: The Registrant continues to
          -------------------------------
          maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. During the second quarter, the Company acquired two companies for approximately $8 million in cash: Elastomeric Technologies Inc. and Photon Systems Corp. Elastomeric is a manufacturer of customized interconnection technology used in communications and portable electronics. Photon Systems designs and manufactures systems that enable telecommunications and cable television companies to distribute signals over fiber optic networks. The income generated from operations along with the cash on hand and established bank credit facilities are sufficient to cover expected sales growth and planned capital expenditure programs.

          PART II - OTHER INFORMATION


          Item 6 - Exhibits and Reports on Form 8-K

               (a) The following exhibits on Form 8-K were filed during the
                   Second Quarter of 1995:

                    1) The Registrants News Release dated May 17, 1995.

                    2) The Registrants News Release dated June 27, 1995.

               (b) The following reports on Form 8-K were filed during the
                   Second Quarter of 1995:

                    1) Form 8-K filed May 22, 1995 for Item 5, Other Events.

                    2) Form 8-K filed June 30, 1995 for Item 5, Other
                       Events.




                                       SIGNATURES
                                       ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                            AUGAT INC.
                                  -----------------------------
                                           (Registrant)


                                       Ellen B. Richstone
                                  -----------------------------
                                       Ellen B. Richstone
                                       Vice President and
                                       Chief Financial Officer




          Date:  August 2, 1995