Form 10-Q
period 1995-09-30
AUGAT INC
filed 1995-11-02
CIK 8462

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 1995


     |  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

     Commission File Number 1-6176

                               AUGAT INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                       04-2022285
     -------------------------------     ------------------------
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)      Identification No.)

     89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts    02048
     ------------------------------------------------------------  --------
      (Address of principal executive offices)                   (Zip Code)

                                (508) 543-4300
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                         ---          ---
          The number of shares of the Registrant's common stock outstanding on September 30, 1995 was 19,767,974.

                                  AUGAT INC.
                                     INDEX

                                                                 Page No.
                                                               ------------

     Part I - Financial Information -------------------------------  3

     Financial Statements (Unaudited)

       Statements of Consolidated Income - For the
         Three Months and Nine Months Ended
         September 30, 1995 and 1994  -----------------------------  3

       Consolidated Balance Sheets - September 30, 1995
         and December 31, 1994 ------------------------------------  4 - 5

       Statements of Consolidated Cash Flows For the Nine
         Months Ended September 30, 1995 and 1994 -----------------  6

     Notes to Unaudited Consolidated Financial Statements ---------  7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations ------------------------  8 - 9

     Part II - Other Information ---------------------------------- 10

     Signatures  -------------------------------------------------- 10

     PART I - FINANCIAL INFORMATION

     Statements of Consolidated Income
     For the Three Months and Nine Months Ended September 30, 1995 and 1994 (In thousands, except per share data)

                             Three Months Ended*    Nine Months Ended*
                                1995       1994       1995       1994
                              --------   --------   --------   --------
     Net sales                $131,860   $127,709   $396,999   $389,511

     Cost of products sold     105,417    100,405    313,553    306,230
                              --------   --------   --------   --------
     Gross margin               26,443     27,304     83,446     83,281

     Selling, general and
      administrative expenses   18,952     16,524     54,797     50,906
                              --------   --------   --------   --------
     Income from operations      7,491     10,780     28,649     32,375

     Other income (expense):
       Interest income, etc.        32        (52)       505        (40)
       Interest expense         (1,143)    (1,028)    (2,978)    (3,200)
                              --------   --------   --------   --------
     Net                        (1,111)    (1,080)    (2,473)    (3,240)
                              --------   --------   --------   --------
     Income before taxes on
      income                     6,380      9,700     26,176     29,135

     Provision for taxes on
      income                     2,170      3,300      9,106     10,085
                              --------   --------   --------   --------
     Net income               $  4,210   $  6,400   $ 17,070   $ 19,050
                              ========   ========   ========   ========
     Earnings per share           $.21       $.33       $.87       $.99

     Average common shares
      outstanding               19,901     19,366     19,711     19,225

     Dividends paid per share     $.04       $.04       $.12       $.04

     *  Unaudited

     See notes to unaudited consolidated financial statements.

     Consolidated Balance Sheets, September 30, 1995 and December 31, 1994 (In thousands)

     Assets                                     1995*          1994*
                                              --------       --------
     Current Assets:

       Cash and cash equivalents   . . . . .  $ 23,962       $ 20,535
       Accounts receivable-net . . . . . . .    89,729         89,521
       Inventories:
        Finished goods   . . . . . . . . . .    34,989         33,359
        Work in process    . . . . . . . . .    27,000         20,894
        Raw materials    . . . . . . . . . .    35,434         28,698
                                              --------       --------
            Total inventories    . . . . . .    97,423         82,951
       Deferred income taxes . . . . . . . .     3,145          2,873
       Prepaid expenses  . . . . . . . . . .     3,036          2,580
                                              --------       --------
                Total current assets   . . .   217,295        198,460

     Property, Plant, and Equipment:
       Land  . . . . . . . . . . . . . . . .     4,593          3,826
       Buildings and building improvements .    67,087         63,365
       Machinery and equipment   . . . . . .   151,280        137,978
       Furniture and fixtures  . . . . . . .    23,715         22,590
       Construction in progress - buildings
        and machinery    . . . . . . . . . .    22,798         13,543
                                              --------       --------
            Total    . . . . . . . . . . . .   269,473        241,302
       Less accumulated depreciation   . . .  (137,752)      (120,463)
                                              --------       --------
     Property, plant, and equipment-net  . .   131,721        120,839

     Other Assets:
       Goodwill-net  . . . . . . . . . . . .    32,119         25,454
       Property held for sale-net  . . . . .     4,404          4,829
       Other   . . . . . . . . . . . . . . .     6,876          6,392
                                              --------       --------
        Total other assets   . . . . . . . .    43,399         36,675
                                              --------       --------
            Total    . . . . . . . . . . . .  $392,415       $355,974
                                              ========       ========
     *  Unaudited

       See notes to unaudited consolidated financial statements.

     Consolidated Balance Sheets, September 30, 1995 and December 31, 1994 (In thousands)

     Liabilities and Shareholders' Equity
                                                           1995*       1994*
     Current Liabilities:                               ---------   ---------
       Notes payable    . . . . . . . . . . . . . . . . $  26,700
       Current maturities of long-term debt . . . . . .     9,301   $ 10,884
       Accounts payable   . . . . . . . . . . . . . . .    37,037     32,744
       Federal, state and foreign taxes payable . . . .     2,349      4,963
       Accrued compensation and benefits  . . . . . . .     7,340     11,274
       Other accrued expenses . . . . . . . . . . . . .    12,255     11,794
                                                        ---------   --------
         Total current liabilities  . . . . . . . . . .    94,982     71,659

     Long-Term Debt   . . . . . . . . . . . . . . . . .    25,801     35,033

     Deferred Income Taxes  . . . . . . . . . . . . . .    12,419     11,761

     Shareholders' Equity:
       Common stock   . . . . . . . . . . . . . . . . .     1,978      1,947
       Paid-in capital  . . . . . . . . . . . . . . . .    79,823     75,730
       Retained earnings  . . . . . . . . . . . . . . .   158,245    143,526
       Cumulative translation adjustment  . . . . . . .    19,827     17,088
       Treasury stock, at cost  . . . . . . . . . . . .      (110)      (110)
       Unearned compensation-restricted stock awards. .      (550)      (660)
                                                         --------   --------
         Shareholders' equity   . . . . . . . . . . . .   259,213    237,521
                                                         --------   --------
             Total  . . . . . . . . . . . . . . . . . .  $392,415   $355,974
                                                         ========   ========


     *   Unaudited

       See notes to unaudited consolidated financial statements.

   Statements of Consolidated Cash Flows
   For the Nine Months Ended September 30, 1995 and 1994
   (In thousands)
                                                             1995*     1994*
   Cash Flows From Operating Activities:                    -------   -------
     Net income  . . . . . . . . . . . . . . . . . . . . . .$17,070   $19,050
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization  . . . . . . . . . . . 16,863    14,281
        (Gain) loss on the sale of property,
        plant and equipment  . . . . . . . . . . . . . . . .    227      (122)
        Deferred federal income taxes  . . . . . . . . . . .    429       403
        Amortization of restricted stock awards  . . . . . .    328       205
     Increase (decrease) in cash from changes in assets and
        liabilities, net of effects from businesses acquired:
        Accounts receivable  . . . . . . . . . . . . . . . .    638   (12,798)
        Refundable income taxes  . . . . . . . . . . . . . .      -       138
        Inventories  . . . . . . . . . . . . . . . . . . . .(13,499)   (5,173)
        Prepaid expenses   . . . . . . . . . . . . . . . . .   (434)       99
        Other assets    . . . . . . . . . . . . . . . . . . .  (550)   (1,131)
        Accounts payable  . . . . . . . . . . . . . . . . . . 3,631     6,696
        Income taxes payable  . . . . . . . . . . . . . . . .(2,794)      738
        Accrued compensation and other expenses . . . . . . .(4,086)   (3,833)
        Effect of exchange rate changes on current assets
        and liabilities (other than cash) . . . . . . . . . .   375       552
                                                            -------   -------
     Net cash provided by operating activities   . . . . . . 18,198    19,105
                                                            -------   -------
   Cash Flows From Investing Activities:
        Purchase of property, plant, and equipment . . . . .(23,463)  (22,349)
        Proceeds from the sale of property, plant, and
        equipment  . . . . . . . . . . . . . . . . . . . . .    493       285
        Payments for businesses acquired, net of
        cash acquired  . . . . . . . . . . . . . . . . . . . (7,917)
                                                            -------   -------
     Net cash used for investing activities  . . . . . . . .(30,887)  (22,064)
                                                            -------   -------
   Cash Flows From Financing Activities:
        Cash dividends paid  . . . . . . . . . . . . . . . . (2,351)     (774)
        Net borrowings on credit line  . . . . . . . . . . . 26,700     1,000
        Payments for long-term debt  . . . . . . . . . . . .(11,765)     (492)
        Common stock issued under employee benefit plans . .  3,906     4,605
                                                            -------   -------
     Net cash provided by financing activities . . . . . . . 16,490     4,339
   Effect of exchange rate changes on cash   . . . . . . . .   (374)    1,374
                                                            -------   -------
   Net changes in cash and cash equivalents  . . . . . . . .  3,427     2,754
   Cash and cash equivalents at beginning of the period  . . 20,535     8,540
                                                            -------   -------
   Cash and cash equivalents at end of the period  . . . . .$23,962   $11,294
                                                            =======   =======
   *  Unaudited
      See notes to unaudited consolidated financial statements.

                                  AUGAT INC.
             Notes to Unaudited Consolidated Financial Statements
           --------------------------------------------------------

     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three months and nine months ended September 30, 1995 and 1994 and the cash flows for the nine month periods then ended.

     2. The results of operations for the nine month period ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

     4. The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of September 30, 1995 (approximately $1.2 million) represent amounts expended for preliminary site evaluation, design, testing and remediation. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the state informed of its progress. The Company believes the recorded liability of approximately $4.2 million at September 30, 1995 to be adequate.

     5. During the second quarter of 1995, the Registrant acquired two businesses, Photon Systems Corp. and Elastomeric Technologies Inc., for an aggregate amount of cash of approximately $8.4 million. The acquisitions have been accounted for by the purchase method of accounting. Preliminary goodwill of approximately $7.9 million has been recorded and is being amortized on a straight-line basis over 20 years. The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. Pro-forma results of these acquisitions, assuming they had been made at the beginning of each period presented, would not be materially different from the results reported.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net Sales:  Net sales for the quarter and nine months ended
     ---------
     September 30, 1995 by product group, compared to the quarter and nine months ended September 30, 1994, are as follows (dollars in thousands):
     ------------------------------------------------------------------
                                             Quarters Ended September 30,
                                                1995             1994
                                          --------------- ---------------
     Product Group                                      %               %
     ---------------------------------------------------------------------
     Interconnection Products Business     $ 35,293  26.8% $ 31,618  24.8%
     Wiring Systems and Components Business  61,471  46.6%   67,333  52.7%
     Communication Products Business         35,096  26.6%   28,758  22.5%
                                           -------- ------ -------- ------
       Total                               $131,860 100.0% $127,709 100.0%
                                           ======== ====== ======== ======
    ---------------------------------------------------------------------
                                          Nine Months Ended September 30,
                                                1995             1994
                                          ---------------- --------------
     Product Group                                      %               %
     ---------------------------------------------------------------------
     Interconnection Products Business     $104,627  26.3% $ 97,590  25.0%
     Wiring Systems and Components Business 186,534  47.0%  216,157  55.5%
     Communication Products Business        105,838  26.7%   75,764  19.5%
                                           -------- ------ -------- ------
       Total                               $396,999 100.0% $389,511 100.0%
                                           ======== ====== ======== ======
     ---------------------------------------------------------------------

     Net sales for the quarter and nine months ended September 30, 1995 increased primarily due to the increased volume in the worldwide Communication's business, the improvement in the Interconnection Products Division (IPD) and the Automotive strength in Europe. Net sales of the domestic Automotive division decreased during the current periods due to reduced production demand for the Ford Aerostar and Mustang platforms. This reduction in production demand for these two vehicle platforms is expected to continue into the fourth quarter of 1995.

     With the exception of the domestic Automotive division, business conditions in the third quarter and nine months of 1995 continue to reflect improvement in all other domestic and European markets in which the Company serves. In the Far East markets, the Communications Division sales have significantly improved in the third quarter of 1995 while there has been no significant change in IPD third quarter 1995 sales versus 1994. Incoming orders for the third quarter and nine months of 1995 were $134 million and $403 million, respectively, compared with $128 million and $405 million for the same periods of the prior year. Incoming orders for the third quarter of 1995 increased approximately 9 percent and 15 percent for IPD, and Communication Products Business, respectively, while decreasing 2 percent in the Wiring Systems and Components Business as compared with the same period of the prior year. Incoming orders for the nine months of 1995 increased approximately 14 percent for the IPD Business and 11 percent for the Communication Products Business while decreasing 12 percent in the Wiring Systems and Components Business as compared with the same period of the prior year. The backlog at September 30, 1995 was $126 million compared with $121 million at September 30, 1994.

     Gross Margin:  Gross margin was 20 and 21 percent of sales in the
     ------------
     third quarter and nine months ended September 30, 1995, respectively, compared to 21 percent of sales in the third quarter and nine months of 1994. The significant increase in Communication Products Business sales generated higher gross margin dollars in 1995. However, gross margin in 1995 was negatively impacted by selected selling price decreases in this business and in the IPD business and increases in material costs, wages and overhead in all three businesses. In addition, the Automotive division was also affected by an unfavorable mix within product lines, pricing pressures and an inability to pass through raw material cost increases. Also, this division was affected by the slow ramp up of Chrysler's new mini-van whose production run-rate for the third quarter of 1995 was 15 to 20 percent lower than expected. These increased expenses were partially offset by improved manufacturing methods and on-going cost cutting programs.

     Selling, General and Administrative Expenses:  These expenses were
     --------------------------------------------
     14.4 percent of sales in the third quarter of 1995 compared to 12.9 percent in the comparable quarter of the prior year. For the nine months ended September 30, 1995, these expenses were 13.8 percent of sales compared to 13.1 percent of sales in the comparable period of the prior year. These expenses varied from period to period based on various factors, none of which, individually were significant. While the dollars spent in this area have increased, the Company intends to maintain these expenses in the 13 percent to 15 percent range of sales.

     Other Income (Expense):  Interest income, etc. increased in 1995
     ----------------------
     versus 1994 due to the increase in cash availability to invest in the current periods over the comparable periods and the increased rate of return on short-term investments over the comparable periods. Interest expense increased in the third quarter of 1995 over the comparable quarter of the prior year due to the increased borrowings under the credit line. Interest expense for the nine months ended September 30, 1995 decreased over the same periods in 1994 due to the decrease in long-term debt in 1995 when compared to 1994.

     Income Taxes:  The effective income tax rate for the Company was 34
     ------------
     percent for the third quarter of 1995 and 1994 and was 35 percent for the nine months ended September 30, 1995 and September 30, 1994. The tax rate for the third quarter in both periods is lower than the U.S. statutory rate primarily due to income earned in jurisdictions with lower effective tax rates.

     Net Income:  Net income was $4.2 million and $17.1 million for the
     ----------
     three months and nine months ended September 30, 1995 respectively, compared to net income of $6.4 million and $19.0 million in the same periods of the prior year. The decrease in net income for the third quarter and nine months ended September 30, 1995 resulted principally from decreased sales volume in our domestic automotive business.

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

     PART II - OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K

          (a) The following exhibits on Form 8-K were filed during the Third Quarter of 1995:

               1)  The Registrants News Release dated September 11, 1995

          (b) The following reports on Form 8-K were filed during the Third Quarter of 1995:

               1)  Form 8-K filed September 15, 1995 for Item 5, Other
                   Events.



                                  SIGNATURES
                                --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                          AUGAT INC.
                                ------------------------------
                                        (Registrant)



                                      Ellen B. Richstone
                                ------------------------------
                                      Ellen B. Richstone
                                      Vice President and
                                      Chief Financial Officer




     Date:  November 2, 1995