Form 10-K
period 1995-12-31
AUGAT INC
filed 1996-03-28
CIK 8462

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1996 was $348,226,298.

     The number of shares of the Registrant's common stock outstanding on March 1, 1996 was 19,806,450.

DOCUMENTS INCORPORATED BY REFERENCE:

     Information with respect to directors in Item 10 and other information required by Items 11-13 is incorporated by reference into Part III of this Form 10-K, to the extent described in such Part III, from the Company's Proxy Statement for its Annual Meeting of Shareholders scheduled for April 23, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT

                     TWELVE MONTHS ENDED DECEMBER 31, 1995

                                   AUGAT INC.

                                                                                          PAGE
                                                                                          ----
PART I
       Item 1.    Business..............................................................   1
       Item 2.    Properties............................................................   6
       Item 3.    Legal Proceedings.....................................................   7
       Item 4.    Submission of Matters to a Vote of Security Holders...................   7
PART II
       Item 5.    Market for Registrant's Common Equity and Related Stockholder
                  Matters...............................................................  10
       Item 6.    Selected Financial Data...............................................  11
       Item 7.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................  11
       Item 8.    Financial Statements and Supplementary Data...........................  15
       Item 9.    Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure..................................................  34
PART III
       Item 10.   Directors and Executive Officers of the Registrant....................  35
       Item 11.   Executive Compensation................................................  35
       Item 12.   Security Ownership of Certain Beneficial Owners and Management........  35
       Item 13.   Certain Relationships and Related Transactions........................  35
PART IV
       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  36
SIGNATURES..............................................................................  38

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

     Each profit center is responsible for the manufacture of its own products within its own facilities. The manufacturing equipment and technology used by each profit center, while similar, are not interchangeable because they are customized for the particular product. However, Augat's manufacturing labor force, for the most part, is similar and interchangeable, as are the basic materials that make up the Company's products. Each profit center has comparable capital-to-labor ratios, as well as labor costs as a percentage of sales, with the exception of the Company's wire harness business, which consumes approximately twice as much labor cost as a percentage of sales as the other profit centers.

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

     The Company provides spring loaded test probes and test fixtures for use in conjunction with functional board and device testers and is a manufacturer of high density discrete connectors for both conventional board mounting and surface mounting.

     The Company also designs and manufactures solutions for complex high density electronic connectors. The Company manufactures connectors made of silicone rubber (elastomers) for leading edge commercial, military and integrated circuit electronics manufacturers. These connectors allow customers to design products with finer pitches, higher operating speeds, greater functionality, and lower cost of manufacture than conventional mechanical connectors.

     The Company also manufactures a wide range of interconnection hardware accessories generally used on or in connection with printed circuit boards, such as test jacks and jumpers, relay and crystal sockets, breadboards, racks and enclosures, adaptor plugs and cable assemblies as well as marketing flat cable and related components manufactured by others.

     The Company is also a major supplier of connectors and electronic packaging modules and wire harnesses to two major U.S. automotive manufacturers and is actively participating in the development of interconnection components for future automotive model years. Such automotive programs include a "mass air flow module," an "actuating assembly" that triggers automatic seatbelts, an "electronic search module" for a luxury car audio system and an interconnection program that will link Powertrain Controller Module processors to critical sensors, actuators and other controls via the main engine wire harness.

     Products manufactured for the telecommunication industry include central office distribution, remote-switching and cross-connect applications. The Company also is a leading supplier of coaxial connector, fiber optic and broadband products for the cable television and local area network (LAN) markets. Specifically in the CATV market, the Company provides single-part assemblies and connectors as well as line amplifiers to cable system operators who, in turn, construct cable television systems that distribute signals from the head-end to a home. In addition, the Company designs and manufactures products -- laser transmitters and optical nodes -- that enable telecommunications and CATV system operators to distribute quality signals on fiber optic networks over longer distances than those permitted by traditional transmission equipment. The Company is pursuing market opportunities for its coaxial, broadband and fiber optic products in the rapidly evolving communications technology marketplace.

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

MARKETING

     The Company sells to a broadly diversified group of customers located primarily in the United States, Western Europe, Far East and Canada. Sales are made to industrial and commercial customers within the computer, computer-aided engineering and manufacturing, industrial electronics, test equipment, telecommunications, aerospace, automotive and broadband communication markets. The Company's products are also widely used in both industrial and institutional research laboratories. During 1995 the Company's products and services were sold directly to approximately 3,600 customers and a substantial number of additional customers were served through a network of industrial electronic component distributors. Of total sales 21% was derived from sales through a number of distributors located throughout the world and no distributor accounted for as much as 3% of the Company's sales. One customer, Ford Motor Company, accounted for approximately 23% and another customer for 5% of the Company's sales in 1995; no other customer accounted for more than 4.5% of sales.

     The Company markets its products and services through independent sales representatives and direct Company sales personnel working throughout the United States and abroad, including wholly owned marketing subsidiaries in the United Kingdom, France, Germany, Switzerland, Sweden, Italy, Japan, Canada and Australia and sales offices in other areas.

     In 1995 the Company's international sales amounted to approximately 25% of total sales. Approximately 52% of these sales were derived from Western Europe. The overall net margins on international sales are somewhat less than those obtained on sales made in the United States. The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates.

BACKLOG

     The Company estimates that its backlog of unfilled orders at December 31, 1995 was $124 million compared with $119 million at December 31, 1994. Orders tend to fluctuate during the year according to customer requirements and business conditions, and the backlog level from quarter to quarter does not follow a consistent pattern. Although unfilled orders can be cancelled, the Company's experience has been that the dollar amount of cancelled orders is not material.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company maintains a continuous program of design, development and engineering of new products and improvement of existing products to meet the changing needs of its customers. The Company provides engineering assistance to its customers by designing products to fill their individual requirements. The majority of new product development, manufacturing research, quality control development, new equipment development and related research and development expenditures take place in product management groups involving engineering, marketing, manufacturing, quality control and general management personnel. These expenses are included in the categories of marketing, manufacturing and general administrative expenses. In calendar year 1995, 1994 and 1993 expenditures for such research, development and engineering were approximately $21 million, $20 million, and $19 million, respectively.

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

     In connection with the acquisition of National Industries, Inc. in 1991, the Company determined that actual contamination at certain National facilities in Alabama warranted additional study. The Company informed the Alabama Department of Environmental Management "ADEM" about the possible contamination and its desire to voluntarily proceed with further study and, if necessary, remediation of the possible contamination. The Company has obtained the necessary permits and is in the process of remediating the site. ADEM has recently informed the Company that it wants the Company to 1) expand its investigations at both facilities and 2) enter into a binding consent order compelling the cleanup. The Company has agreed to negotiate with ADEM on both demands. Negotiations are continuing. The Company has recorded in its financial statements a liability of $4.2 million for estimated environmental cleanup costs as of December 31, 1995.

     Based on a study conducted in 1995, the Company notified the Massachusetts Department of Environmental Protection on January 20, 1996 of a release of hazardous materials associated with its facility in Mashpee, Massachusetts. The Company will follow-up this notice with further investigation in compliance with State law.

Based upon preliminary information provided by third party consultants, the Company estimates that the cleanup costs will approximately be $1.8 million. A liability for this amount was recorded in 1995.

EMPLOYEES

     The Company had approximately 3,900 employees as of December 31, 1995. None of the employees are covered by collective bargaining agreements and operations have never been interrupted by a work stoppage. The Company believes that relations with its employees are good. The Company also contracts for manufacturing labor and as of December 31, 1995 had approximately 1,100 contract laborers.

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

ITEM 2 -- PROPERTIES

     Information regarding the Company's active properties appears below:

                                                                        APPROXIMATE FACILITY
                                                                       SIZE DECEMBER 31, 1995
                                                                           (SQUARE FEET)
                                                                       ----------------------
    Montgomery, Alabama..............................................           192,000(1)
    Tucson, Arizona..................................................            54,000(2)
    Sanford, Maine...................................................            92,000(1)
    Canton, Massachusetts............................................            30,000(1)
    Mansfield, Massachusetts.........................................            38,000(1)
    Mashpee, Massachusetts...........................................            83,000(1)
    North Attleboro, Massachusetts...................................            52,000(1)
    Boyne, Michigan..................................................            68,000(1)
    Chesterfield, Michigan...........................................            66,000(1)
    Chesterfield, Michigan...........................................            26,000(2)
    Clinton, Michigan................................................            96,000(1)
    Livonia, Michigan................................................             6,000(2)
    Horseheads, New York.............................................            75,000(1)
    Horseheads, New York.............................................           113,000(2)
    Hatboro, Pennsylvania............................................            16,000(2)
    Kent, Washington.................................................           106,000(2)
    Sydney, Australia................................................             4,000(2)
    British Columbia, Canada.........................................             5,000(2)
    Mississauga, Canada..............................................            11,000(2)
    Telford, England.................................................            41,000(1)
    Rungis-Cedex, France.............................................             5,000(2)
    Troisdorf, Germany...............................................            11,000(2)
    Milan, Italy.....................................................             4,000(2)
    Kawasaki, Japan..................................................            20,000(2)
    Empalme, Sonora, Mexico..........................................           223,000(2)
    Guaymas, Sonora, Mexico..........................................           112,000(2)
    Singapore........................................................            24,000(2)
    Stockholm, Sweden................................................             2,000(2)
    Bioggio, Switzerland.............................................           188,000(1)
    Zug, Switzerland.................................................             2,000(2)
                                                                              ---------
                                                                              1,765,000
                                                                              =========
    Total facilities held for sale or inactive.......................           272,000
                                                                              =========

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

     See Note 7 -- "Commitments and Contingencies" to the accompanying financial statements of the Registrant which are included under Item 8 hereof for information concerning the Company's obligations under leases.

ITEM 3 -- LEGAL PROCEEDINGS

     On September 4, 1992, the Company filed suit in the United States District Court for the District of Massachusetts against June M. Collier ("Collier"). This suit arises out of an Agreement of Merger which the Company entered into in August 1991, and through which an Alabama manufacturing company, National Industries, Inc. was merged into Augat National Inc., a wholly owned subsidiary of the Company. The Company alleges that the defendant, who was the sole stockholder of National Industries, breached certain warranties she made in connection with the merger and misrepresented certain aspects of the financial and operating conditions of National Industries. The suit also alleges a violation of Mass. Gen. Laws c.93A. Collier has answered the Company's complaint and asserted counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, duress, misrepresentation and violations of Mass. Gen. Laws c.93A. Both parties have brought claims for declaratory judgements on Collier's request for indemnification for her legal fees and costs in this case as a former officer and director of National Industries. The Company has responded to Collier's counterclaims and has denied all of the substantive allegations. Management believes that Collier's counterclaims are without merit and will defend them vigorously.

     The Company filed a motion for partial summary judgment on most of Collier's counterclaims, and Collier moved for summary judgment on the Company's claims against her. In response to the Company's motion, Collier voluntarily dismissed her breach of contract claim, securities law claims, and part of her misrepresentation claim.

     On January 22, 1996, a Magistrate Judge recommended to the District Court Judge that Collier's motion for summary judgment on the Company's claims be denied to the extent it relates to obsolete inventory, tooling and indemnification issues, and allowed to the extent it relates to excess premium freight charges. The Magistrate Judge also recommended that the Company's motion for partial summary judgment be denied as to all issues other than Collier's defamation claim and that the motion be denied without prejudice to refiling after discovery as it relates to Collier's defamation claim. The District Court Judge accepted all recommendations of the Magistrate Judge.

     Trial had been set for August 1, 1994, but did not occur. No new trial date has been set.

     There are no other material legal proceedings to which the Registrant is a party. Routine litigation incidental to its business is immaterial.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                   MANAGEMENT

The following table sets forth the names of all executive officers of the Company and certain other information relating to the positions held by them with the Company and other business experience.

                                                                       BUSINESS EXPERIENCE
   EXECUTIVE OFFICER      AGE              POSITION                  FOR THE PAST FIVE YEARS
------------------------  ---   ------------------------------  ---------------------------------
William R. Fenoglio.....  56    President and Chief             President and Chief Executive
                                Executive Officer               Officer since December 20, 1994.
                                                                President and Chief Operating
                                                                Officer from September 6, 1994 to
                                                                December 20, 1994. Served as
                                                                President and Chief Executive
                                                                Officer with the Barnes Group
                                                                Inc. from 1991 to 1994 and as
                                                                President and Chief Operating
                                                                Officer with that Corporation
                                                                from 1985 to 1991.

                                                                       BUSINESS EXPERIENCE
   EXECUTIVE OFFICER      AGE              POSITION                  FOR THE PAST FIVE YEARS
------------------------  ---   ------------------------------  ---------------------------------
Anthony F. Lefkowicz....  58    Vice President and              Vice President, Automotive
                                General Manager,                Business since September 1991.
                                Wiring Systems and              From February 1991 to September
                                Components Business             1991 he was Vice President of
                                                                Manufacturing Operations.
                                                                Previously he was Vice President
                                                                and General Manager, Automotive
                                                                Division from May 1988 to
                                                                February 1991.

Richard J. Eaton........  59    Vice President --               Vice President, Human Resources
                                Human Resources                 since 1984.

Daniel J. Maher, Jr.....  49    Corporate Controller            Corporate Controller since 1979.

John E. Lynch, Jr.......  52    Vice President and              Vice President and General
                                General Counsel                 Counsel since December, 1994.
                                                                From June 1994 to December 1994
                                                                he was General Counsel.
                                                                Previously from January, 1985 to
                                                                June 1994 he was Treasurer.

Larry E. Buffington.....  48    Vice President and              Vice President and General
                                General Manager,                Manager, Communications Products
                                Communications                  Business since August, 1991.
                                Products Business               Previously he was Chairman of the
                                                                Board and Chief Executive Officer
                                                                of Adaptive Technologies, Inc.
                                                                from 1989 to 1991. From 1988 to
                                                                1989 he served as Vice President
                                                                and General Manager, Cook
                                                                Division of Northern Telcom.

L. Ronald Hoover........  55    Vice President                  Vice President Business and
                                Business Technology &           Technology Development since
                                Development                     August, 1994. Vice President and
                                                                General Manager, Interconnection
                                                                Products Business from December
                                                                1991 to August 1994. Previously,
                                                                he was President and Chief
                                                                Operating Officer of Diceon
                                                                Electronics, Inc. from 1989 to
                                                                1991.

Gasper Buffa............  43    Vice President and              Vice President and General
                                General Manager,                Manager, Automotive Components
                                Components Division             Division since January, 1994.
                                                                From August 1992 to January 1994
                                                                he was Vice President,
                                                                Engineering, Sales & Marketing
                                                                for the Wiring Systems and
                                                                Components Division. Previously,
                                                                from September 1991 to August
                                                                1992 he was Vice President &
                                                                General Manager, Components
                                                                Division and from February 1991
                                                                to September 1, 1991 he was Vice
                                                                President, Manufacturing
                                                                Operations for the Automotive and
                                                                Communications Division. From
                                                                March of 1989 to February 1, 1991
                                                                he was Vice President Operations
                                                                for the Automotive Division.

                                                                       BUSINESS EXPERIENCE
   EXECUTIVE OFFICER      AGE              POSITION                  FOR THE PAST FIVE YEARS
------------------------  ---   ------------------------------  ---------------------------------
James E. Finley.........  42    Vice President and              Vice President and General
                                General Manager,                Manager Wiring Systems Division
                                Wiring Systems Division         since December 1995. Vice
                                                                President and General Manager
                                                                Augat Europe from March, 1992 to
                                                                December 1995. Previously Vice
                                                                President and General Manager,
                                                                European Automotive Division from
                                                                August 1991 to March 1992. From
                                                                February to August 1991, Vice
                                                                President and General Manager,
                                                                Automotive Division. From March,
                                                                1989 to February, 1991 was Vice
                                                                President, Sales and Marketing,
                                                                Automotive Division.

Ellen B. Richstone......  44    Vice President and              Vice President and Chief
                                Chief Financial Officer         Financial Officer since November,
                                                                1992. From March, 1992 to
                                                                October, 1992 she was Senior Vice
                                                                President and Chief Financial
                                                                Officer of Rohr, Inc. Prior to
                                                                that, she was Executive Vice
                                                                President and Chief Financial
                                                                Officer of Bull H.N. Worldwide
                                                                Information Systems from 1989 to
                                                                1992.

Sam Smookler............  56    Vice President and              Vice President and General
                                General Manager                 Manager, Interconnection Products
                                Interconnection Products        Business since February 1995.
                                Business                        Previously Vice President
                                                                Marketing/Sales --
                                                                Interconnection Products Division
                                                                from October 1994 to February
                                                                1995. From 1992 to 1994 he was
                                                                General Manager, R.F. Components
                                                                and Subsystems, M/A Comm.
                                                                Corporation.

Carey A. Paulus.........  36    Vice President and              Vice President and General
                                General Manager, Augat Europe   Manager, Augat Europe since
                                                                December 1995. Previously he was
                                                                Vice President, European
                                                                Manufacturing from April 1994 to
                                                                December 1995. From September
                                                                1991 to April 1994 he was Plant
                                                                Manager, Lugano, Switzerland and
                                                                Plant Manager, San Antonio, Texas
                                                                from December 1987 to September
                                                                1991. From 1983 to 1987 he was a
                                                                Manufacturing Engineer for the
                                                                Automotive Division.

Lynda M. Avallone.......  40    Treasurer                       Treasurer since July, 1994.
                                                                Previously, she was Director of
                                                                Taxes from March, 1994 to July,
                                                                1994. From 1992 to March, 1994
                                                                she was Director of Tax for the
                                                                Timberland Company and from 1983
                                                                to 1991 was in the Tax Department
                                                                for the Company.

     The executive officers of the Company are elected annually.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "AUG."

     The following table sets forth the range of high and low closing prices for its Common Stock on a quarterly basis for each of the Company's last three fiscal years.

                                                              CLOSING PRICE RANGE
                                                                 COMMON STOCK           DIVIDENDS
                                                              -------------------       ---------
                                                               HIGH         LOW           PAID
                                                              ------       ------       ---------
1995
1st Quarter.................................................  $19.25       $14.50         $.04
2nd Quarter.................................................   21.75        18.00          .04
3rd Quarter.................................................   24.50        17.63          .04
4th Quarter.................................................   19.38        15.00          .04
                                                              ------       ------         ----
                                                              $24.50       $14.50         $.16
1994
1st Quarter.................................................  $23.75       $17.50          --
2nd Quarter.................................................   21.75        18.75          --
3rd Quarter.................................................   24.38        20.25         $.04
4th Quarter.................................................   21.38        16.00          .04
                                                              ------       ------         ----
                                                              $24.38       $16.00         $.08
1993
1st Quarter.................................................  $13.25       $11.25          --
2nd Quarter.................................................   16.88        12.63          --
3rd Quarter.................................................   21.75        16.50          --
4th Quarter.................................................   21.25        15.50          --
                                                              ------       ------         ----
                                                              $21.75       $11.25          --

     The Company, in July 1994, reinstated its quarterly cash dividend. The current quarterly amount is $.04 per share on the Company's Common Stock.

     The approximate number of holders of record of the Company's Common Stock at December 31, 1995 was 1,707.

ITEM 6 -- SELECTED FINANCIAL DATA

                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Sales, Income and Dividends
  Net sales.........................  $534,873     $530,706     $420,263     $361,718     $281,602
  Cost of products sold.............   423,699      420,647      328,964      287,524      219,358
  Selling, general and
     administrative expenses........    75,998       66,219       63,492       60,920       62,301
  Restructuring costs...............    18,700                                              22,000
  Other expense (income) -- net.....     4,716        4,140        4,207        3,519         (463)
  Income (loss) before taxes on
     income.........................    11,760       39,700       23,600        9,755      (21,594)
  Provision for taxes on income.....     4,160       13,500        8,000        3,169          468
  Net income (loss).................     7,600       26,200       15,600        6,586      (22,062)
  Earnings (loss) per share.........       .39         1.36          .83          .36        (1.21)
  Cash dividends per share..........       .16          .08                                    .40
  Net income (loss) as a percent of
     net sales......................       1.4%         4.9%         3.7%         1.8%       (7.8%)
  Net income (loss) as a percent of
     shareholders' average equity...       3.1%        11.9%         8.1%         3.7%      (11.4%)
Working Capital
  Current assets....................   222,771      198,460      176,508      157,641      154,941
  Current liabilities...............   119,953       73,643       57,580       50,767       60,930
  Working capital...................   102,818      124,817      118,928      106,874       94,011
  Current ratio.....................  1.9 to 1     2.7 to 1     3.1 to 1     3.1 to 1     2.5 to 1
Other Data
  Property, plant, and
     equipment -- net...............   134,652      120,839       99,999       98,262      101,795
  Total assets......................   407,476      357,958      317,860      295,448      293,229
  Long-term debt....................    25,854       35,033       45,797       56,939       50,236
  Long-term debt as a percent of
     equity.........................      10.4%        14.7%        22.7%        31.4%        28.4%
  Shareholders' equity..............   249,738      237,521      201,611      181,481      176,633
  Average common shares
     outstanding....................    19,727       19,280       18,789       18,370       18,182

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As an aid to understanding the Company's operating results, the following table indicates the percentage of sales that each income statement item represents, and the percentage increase or decrease in such items for the years indicated.

                                                                                      PERCENTAGE
                                                                                       INCREASE
                                                                                      (DECREASE)
                                                         FOR THE YEARS ENDED        --------------
                                                            DECEMBER 31,            1995      1994
                                                      -------------------------      VS.      VS.
                                                      1995      1994      1993      1994      1993
                                                      -----     -----     -----     -----     ----
Net sales...........................................  100.0%    100.0%    100.0%       .7%    26.3%
Cost of products sold...............................   79.2      79.3      78.3        .7     27.9
Gross margin........................................   20.8      20.7      21.7      --       20.5
Selling, general, etc. .............................   14.2      12.5      15.1      14.8      4.3
Restructuring costs.................................    3.5
Other expense -- net................................     .9        .8       1.0      13.9     (1.6)
Provision for taxes on income.......................     .8       2.5       1.9     (69.2)    68.7
                                                      -----     -----     -----     -----     ----
Net income..........................................    1.4%      4.9%      3.7%    (71.0%)   67.9%
                                                      =====     =====     =====     =====     ====

SALES BY MAJOR PRODUCT AREA

     A breakdown of sales for calendar years 1995, 1994 and 1993 by major product is as follows:

                                                                 NET SALES
                                               ----------------------------------------------
                                               1995      %      1994      %      1993      %
                                               ----     ---     ----     ---     ----     ---
                                                               (IN MILLIONS)
    Interconnection Products Business........  $144      27     $131      25     $129      30
    Wiring Systems and Components Business...   249      46      292      55      217      52
    Communications Products Business.........   142      27      108      20       74      18
                                               ----     ---     ----     ---     ----     ---
              Total..........................  $535     100%    $531     100%    $420     100%
                                               ====     ===     ====     ===     ====     ===

RESULTS OF OPERATIONS

     The Company's 1995 overall sales growth was modest with operating performance below expectations. These results reflect the continuing increase in global market penetration in the cable television and telecommunications markets, the improvement in servicing the worldwide information processing industries and increased volume in domestic and European component customer requirements. Such increases were offset by a significant decrease in domestic automotive wiring sales due to reduction in demand for certain vehicle platforms. Changes in foreign exchange rates increased sales by approximately one percent. The sales improvement in 1994 over 1993 was a result of the Company's increased participation in the fast growing U.S. cable television and telecommunications markets, the strength of the U.S. automotive industry and the improvement in the European market. International sales were $135 million, $109 million and $89 million for the years 1995, 1994 and 1993, respectively.

     Interconnection Products Business experienced sales growth in 1995 due to improved domestic and European markets along with the acquisition of Elastomeric Technologies Inc. The modest sales growth for the three years ended 1995 resulted from increases in new product sales offset by reduction in sales of mature product lines, price reductions and the de-emphasizing of certain product lines. During these periods, this business has reorganized and reengineered its domestic and international operations in order to be a more efficient and competitive player in the markets it serves. As part of the restructuring announced by the Company in December 1995, this business will be exiting from certain low-margin, commodity product lines and closing a plant. The Company will also be transferring certain product line production within Company facilities. These actions will allow the business to operate with a more focused product line strategy, concentrating on areas that have strong market share positions.

     The Wiring Systems and Components Business had a difficult sales year in 1995. Wiring sales, which management expected to decline in 1995 decreased by 30% due to the lower production run rates for both the Ford Aerostar and Mustang car platforms. Overall this business' sales were down by only 15% as the growth in both domestic and European automotive component markets partially offset the weak wiring sales. In 1994, this business had significant sales growth with domestic sales increasing 34% and European sales increasing 41%. In addition, in 1994 this business benefitted from the strong domestic automotive market demand which included Ford's Mustang and Aerostar vehicles.

     The Communications Products Business continued its stellar performance as sales increased over 30% in 1995 with market penetration in key geographical areas. This business serves two primary markets, cable television (CATV) and telecommunications which are building and upgrading their systems to accommodate new technologies and services. The Company has invested approximately $16 million and $11 million in this business for the last two years in new plant and equipment in response to the significant sales growth. The Company is projecting to invest approximately $18 million in capital expenditures for this business in 1996 to accommodate the anticipated customer demand. This capital commitment reflects the Company's strategy to grow this business to be 50% of the total Company sales.

     Gross margin as a percentage of sales was approximately the same for the last two years. The sales mix has changed year over year with the significant increase in higher margin communications products offset by sales increases in mature, low-margin products and underabsorption of overheads due to automotive volume shortfalls. In addition, gross margin was affected by selective price decreases which were offset by increases in new product offerings (approximately $185 million and $138 million in 1995 and 1994, respectively).

     Management intends to maintain selling, general and administrative expenses (SG&A) in the 13% to 15% range of sales. During 1995, the Company invested in future-oriented SG&A expenditures for the Communications Products Business. In addition, SG&A in 1995 included charges for estimated environmental cleanup costs amounting to $1.8 million for one facility which will be closed in connection with the Company's restructuring plan. In 1994, the Company recorded a portion of the Aegis litigation settlement proceeds (approximately $2 million) as a credit to SG&A as such amounts represented a recovery of litigation costs charged to SG&A in 1994 and prior periods.

     In December 1995, the Company announced plans to restructure its Interconnection Products Business and Wiring Systems and Components Business. This $18.7 million restructuring charge represented the costs to close certain manufacturing operations in its Interconnection Products and Wiring Systems Businesses, as well as the costs associated with exiting several low-margin, commodity interconnect product lines. The cash requirements associated with the restructuring will be paid over the next two years, and are expected to be less than $4 million after taxes. The restructuring charge includes $9.3 million related to redundant or excess facilities and equipment costs which are being closed or abandoned. Operating expenses related to such facilities and equipment up to the time of closure or abandonment were not included in the restructuring charge. Additionally, $5.5 million of the restructuring charge related to employee severance costs for approximately 800 employees who will be terminated. The charge does not include salaries and wages to be paid to such employees up to their termination date. The remaining $3.9 million of the restructuring charge related to products which have been eliminated from the Company's product lines. The Company expects the savings from this restructuring plan will be approximately $7 million per year, however, such savings cannot be assured.

     Other income (expense) has remained relatively constant as a percentage of sales for the three years ended 1995. In 1995, other income (expense) included the write-down of assets held for sale and facility costs amounting to $1 million. In 1994, other income (expense) included the write-down of assets held for sale and lease termination costs of approximately $1 million. In addition, approximately $1 million gain from the Aegis litigation settlement was recorded under this caption in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's statements of cash flows for the periods indicated are summarized below:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1995        1994         1993
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Net cash provided by operating activities............  $34,501     $40,469     $  8,468
    Net cash used for investing activities...............   35,053      29,702       19,970
    Net cash provided by (used for) financing
      activities.........................................   10,990         238       (7,642)
    Effect of exchange rate changes on cash..............     (229)        990         (639)
                                                           -------     -------     --------
    Increase (decrease) in cash..........................  $10,209     $11,995     $(19,783)
                                                           =======     =======     ========

     Net cash flows provided by operating activities were $34.5 million during 1995 compared with $40.5 million during 1994. The difference was primarily due to a decrease in net income. Cash provided by operating activities was $40.5 million in 1994 compared with $8.5 million in 1993. This increase was due to an increase in net income coupled with a decrease in inventories due to improved inventory management during 1994.

     The Company's investing activities included principally capital expenditures for property, plant and equipment. In addition, such activities in 1995 included the cash expenditures for the acquisition of two businesses, Photon Systems Corp. and Elastomeric Technologies Inc. for approximately $8 million. Capital expenditures were $20.4 million, $31.5 million and $29.7 million for the years ended December 31, 1993, 1994 and 1995 respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. Capital expenditures for 1996 are expected to be approximately $30 to $35 million, principally related to improvements in (i) operating efficiencies and reliability, (ii) product quality, (iii) safety and working conditions and (iv) environmental practices. The costs of these capital projects are expected to be funded out of the Company's operating cash flow.

     Net cash flows used for financing activities were $7.6 million for 1993. Net cash flows provided by financing activities were $.2 million and $11.0 million for 1994 and 1995, respectively.

     The Company maintains sufficient liquidity and has the resources to fund its operations under current business conditions. In 1994, the Company amended its revolving credit agreement with three banks to increase its maximum borrowing availability to $100 million through July 1997. As of December 31, 1995, the Company had $22.5 million in outstanding borrowings under this credit facility. Although the Company has the ability to finance these borrowings on a long-term basis under its revolving credit agreement, it is management's intention to repay these borrowings during 1996 out of available working capital, and accordingly, the $22.5 million has been reported in the accompanying financial statements as a current liability.

     As a result of the restructuring charge in 1995, the Company would have violated certain requirements of its private placement senior note agreement relating to failure to maintain certain minimum financial ratios had the agreement not been amended during the fourth quarter of 1995. If the agreement is not renegotiated or refinanced, or if additional amendments are not received, the Company will be in default at March 31, 1996. The Company, which is currently investigating various long-term financing alternatives, has the ability to prepay the notes utilizing proceeds from its revolving credit agreement. Accordingly, the private placement senior notes have been classified as noncurrent at December 31, 1995. During 1995, the Company made payments under its long-term debt totaling $13.2 million. Although the Company had approximately $31 million in cash at December 31, 1995, a substantial portion of this amount is maintained outside the United States. These international cash balances may not be repatriated to the United States without incurring a significant tax cost. Therefore, the Company elected to borrow under its domestic revolving credit agreement in 1995 to support domestic operations and also to invest approximately $8 million in two acquisitions, Photon Systems Corp. and Elastomeric Technologies Inc.

     At December 31, 1995, the percentage of long-term debt to equity was 10.4% of equity compared with 14.7% in 1994. Cash flow generated from operations along with available credit facilities is sufficient to cover expected growth in the next few years.

     Since 1992, the Company has spent approximately $1.2 million associated with environmental site remediation for certain facilities (see Note 7 to the Consolidated Financial Statements). At December 31, 1995, the Company had a liability for estimated environmental evaluation, assessment and remediation costs totaling approximately $6.0 million which is expected to be paid in equal amounts over the next fourteen years.

     The net after-tax cash impact of the 1995 restructuring program is approximately $4 million over the next two years.

     The Company, in July, 1994, reinstated its quarterly common stock dividend. The current quarterly amount is $.04 per share.

     The book value of the Company's common stock at December 31, 1995 was $12.63.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for financial statements for fiscal years beginning after December 15, 1995. This standard, among other things, requires entities to review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Based upon current facts and circumstances, adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. As permitted under the new standard, the Company anticipates that it will continue to account for employee stock options as it has in the past under APB No. 25. The pro-forma disclosures required by this standard will be adopted for the year ended December 31, 1996.

RECENT DEVELOPMENTS

     In March 1996, the Company was notified by Ford Motor Company that Ford is proceeding with a plan to consolidate its suppliers. The first expected impact from this process to Augat is not until 1998 for various wiring cable porducts. Although the Company cannot at this time predict with certainty the future impact of the Ford consolidation plans, at the present time this could represent a reduction of approximately $15-20 million in sales volume in 1998. As part of this supplier base consolidation, Augat will also be discontinued as the harness supplier for the Mustang car platform effective in the fiscal year 2001. Similarly, the Mustang harnesses could represent approximately $30-40 million on a full year basis in reduced sales in 2002. The Company believes there may be some impact in 2001 but is unable at this time to quantify the magnitude of such impact. The Company has continued to implement programs within the automotive business to diversify both its products and customer base for the long term.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and financial statement schedules are submitted herewith:

                                                                                        PAGES
                                                                                        -----
Financial Statements:
     Independent Auditors' Report.....................................................    16
     Consolidated Balance Sheets at December 31, 1995 and 1994........................    17
     Statements of Consolidated Income for the years ended
       December 31, 1995, 1994 and 1993...............................................    18
     Statements of Consolidated Shareholders' Equity for the years ended
       December 31, 1995, 1994 and 1993...............................................    19
     Statements of Consolidated Cash Flows for the years ended
       December 31, 1995, 1994 and 1993...............................................    20
     Notes to Consolidated Financial Statements.......................................    21
Financial Statement Schedule
     Schedule II -- Valuation and Qualifying Accounts.................................    33

The balance of this page intentionally left blank.

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Augat Inc.:

     We have audited the accompanying consolidated balance sheets of Augat Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Augat Inc. and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 30, 1996

                                   AUGAT INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                                                                   1995          1994
                                                                                 ---------     ---------
                                                                                  (IN THOUSANDS EXCEPT
                                                                                     SHARE AMOUNTS)
ASSETS
Current Assets:
  Cash and cash equivalents....................................................  $  30,744     $  20,535
  Accounts receivable -- less allowance for doubtful accounts, $1,205 in 1995
    and $1,276 in 1994.........................................................     85,887        89,521
  Refundable income taxes......................................................      4,000
  Inventories:
    Finished goods.............................................................     34,859        33,359
    Work in process............................................................     29,325        20,894
    Raw materials..............................................................     28,945        28,698
                                                                                 ---------     ---------
  Total inventories............................................................     93,129        82,951
  Deferred income taxes........................................................      7,481         2,873
  Prepaid expenses.............................................................      1,530         2,580
                                                                                 ---------     ---------
         Total current assets..................................................    222,771       198,460
                                                                                 ---------     ---------
Property, Plant, and Equipment:
  Land.........................................................................      4,910         3,826
  Building and building improvements...........................................     69,455        63,365
  Machinery and equipment......................................................    163,142       137,978
  Furniture and fixtures.......................................................     24,457        22,590
  Construction in progress -- buildings and machinery..........................     14,496        13,543
                                                                                 ---------     ---------
  Total........................................................................    276,460       241,302
  Less accumulated depreciation................................................   (141,808)     (120,463)
                                                                                 ---------     ---------
Property, plant, and equipment -- net..........................................    134,652       120,839
                                                                                 ---------     ---------
Other Assets:
  Goodwill -- net..............................................................     31,697        25,454
  Property held for sale -- net................................................      2,183         4,829
  Other........................................................................     16,173         8,376
                                                                                 ---------     ---------
         Total other assets....................................................     50,053        38,659
                                                                                 ---------     ---------
         Total.................................................................  $ 407,476     $ 357,958
                                                                                 =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable................................................................  $  22,500
  Current maturities of long-term debt.........................................      9,362     $  10,884
  Accounts payable.............................................................     36,192        32,744
  Federal, state and foreign taxes payable.....................................      3,667         4,963
  Accrued compensation and benefits............................................     14,456        13,258
  Accrued restructuring costs..................................................     17,322
  Other accrued expenses.......................................................     16,454        11,794
                                                                                 ---------     ---------
         Total current liabilities.............................................    119,953        73,643
                                                                                 ---------     ---------
Long-Term Debt.................................................................     25,854        35,033
Deferred Income Taxes..........................................................     11,931        11,761
Commitments and Contingencies
Shareholders' Equity:
  Common stock -- par value $.10 per share:
    Authorized 60,000,000 shares:
    Issued and outstanding, 19,795,003 in 1995 and 19,467,467 in 1994..........      1,979         1,947
  Paid-in capital..............................................................     80,751        75,730
  Retained earnings............................................................    147,984       143,526
  Cumulative translation adjustment............................................     20,258        17,088
  Treasury stock, at cost:
    16,700 shares at 1995 and 1994.............................................       (110)         (110)
  Other........................................................................     (1,124)         (660)
                                                                                 ---------     ---------
Shareholders' equity...........................................................    249,738       237,521
                                                                                 ---------     ---------
         Total.................................................................  $ 407,476     $ 357,958
                                                                                 =========     =========

                See notes to consolidated financial statements.

                                   AUGAT INC.

                       STATEMENTS OF CONSOLIDATED INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
(IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales..................................................  $534,873     $530,706     $420,263
Cost of products sold......................................   423,699      420,647      328,964
                                                             --------     --------     --------
Gross margin...............................................   111,174      110,059       91,299
Selling, general and administrative expenses...............    75,998       66,219       63,492
Restructuring costs........................................    18,700
                                                             --------     --------     --------
Income from operations.....................................    16,476       43,840       27,807
Other income (expense):
  Interest and other income (expense)......................      (541)          71          386
  Interest expense.........................................    (4,175)      (4,211)      (4,593)
                                                             --------     --------     --------
Other income (expense) -- net..............................    (4,716)      (4,140)      (4,207)
                                                             --------     --------     --------
Income before taxes on income..............................    11,760       39,700       23,600
Provision for taxes on income..............................     4,160       13,500        8,000
                                                             --------     --------     --------
Net income.................................................     7,600       26,200       15,600
                                                             --------     --------     --------
Earnings per share.........................................  $    .39     $   1.36     $    .83
                                                             ========     ========     ========

                See notes to consolidated financial statements.

                                   AUGAT INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                        ---------------------------------------------------------------
                                             COMMON STOCK
                                        ----------------------
                                         NUMBER OF                                          CUMULATIVE
                                          SHARES                   PAID-IN     RETAINED     TRANSLATION
                                        OUTSTANDING     AMOUNT     CAPITAL     EARNINGS     ADJUSTMENT
                                        -----------     ------     -------     --------     -----------
(IN THOUSANDS)
BALANCE, DECEMBER 31, 1992............     18,422       $1,842     $62,442     $103,278      $14,121
  Common stock issued under employee
     benefit plans....................        611           61       6,820
  Net income..........................                                           15,600
  Foreign currency translation
     adjustment.......................                                                        (2,198)
                                           ------       ------     -------     --------      -------
BALANCE, DECEMBER 31, 1993............     19,033        1,903      69,262      118,878       11,923
  Common stock issued under employee
     benefit plans....................        435           44       5,475
  Tax benefit from exercise of stock
     options..........................                                 993
  Net income..........................                                           26,200
  Dividends paid......................                                           (1,552)
  Foreign currency translation
     adjustment.......................                                                         5,165
                                           ------       ------     -------     --------      -------
BALANCE, DECEMBER 31, 1994............     19,468        1,947      75,730      143,526       17,088
  Common stock issued under employee
     benefit plans....................        327           32       4,247
  Tax benefit from exercise of stock
     options..........................                                 774
  Net income..........................                                            7,600
  Dividends paid......................                                           (3,142)
  Foreign currency translation
     adjustment.......................                                                         3,170
                                           ------       ------     -------     --------      -------
BALANCE, DECEMBER 31, 1995............     19,795       $1,979     $80,751     $147,984      $20,258
                                           ======       ======     =======     ========      =======

                See notes to consolidated financial statements.

                                   AUGAT INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
(IN THOUSANDS)                                                 1995         1994         1993
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $  7,600     $ 26,200     $ 15,600
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    21,819       18,421       15,758
     Amortization of restricted stock awards...............       400          304          169
     Provision for non-current asset write-down............       500          635          600
     Loss (gain) on the sale of property, plant, and
       equipment...........................................       219         (226)         (97)
     Deferred income taxes -- net..........................    (5,246)          98        2,055
     Increase (decrease) in cash from changes in assets and
       liabilities:
       Accounts receivable.................................     4,480      (15,888)     (20,549)
       Refundable income taxes.............................    (4,000)         138          (25)
       Inventories.........................................    (9,205)       3,611      (13,196)
       Prepaid expenses....................................     1,072          499         (324)
       Other assets........................................    (1,372)      (1,629)        (703)
       Accounts payable....................................     2,786        4,391        7,337
       Income taxes payable................................      (624)       2,604        1,991
       Accrued restructuring, compensation and other
          expenses.........................................    15,964          323          545
       Effect of exchange rate changes on current assets
          and liabilities (other than cash)................       108          988         (693)
                                                             --------     --------     --------
Net cash provided by operating activities..................    34,501       40,469        8,468
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment...............   (29,682)     (31,452)     (20,377)
  Proceeds from the sale of property, plant, and
     equipment.............................................     2,546        1,750          407
  Acquisitions, net of cash acquired.......................    (7,917)
                                                             --------     --------     --------
Net cash used for investing activities.....................   (35,053)     (29,702)     (19,970)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid......................................    (3,142)      (1,552)
  Proceeds from short-term borrowings......................    93,800       70,000       29,700
  Payments for short-term borrowings.......................   (71,300)     (71,000)     (32,600)
  Payments for long-term debt..............................   (13,203)      (2,010)     (11,302)
  Common stock issued under employee benefit plans.........     4,835        4,800        6,560
                                                             --------     --------     --------
Net cash provided by (used for) financing activities.......    10,990          238       (7,642)
                                                             --------     --------     --------
Effect of exchange rate changes on cash....................      (229)         990         (639)
                                                             --------     --------     --------
Net changes in cash and cash equivalents...................    10,209       11,995      (19,783)
Cash and cash equivalents beginning of year................    20,535        8,540       28,323
                                                             --------     --------     --------
Cash and cash equivalents end of year......................  $ 30,744     $ 20,535     $  8,540
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

BUSINESS

The Company designs, manufactures and markets globally a broad range of electromechanical components and subsystems that provide solutions for the electronic connector needs of the automotive, communications and information processing industries worldwide.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the period. Significant estimated liabilities included restructuring costs and environmental accruals.

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

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1993. The cumulative effect on prior years at the date of adoption was not material to the results of operations or the financial position of the Company.

SFAS 109 uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally requires the Company to consider all expected future events other than enactments of changes in the tax law or rates.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Such costs amounted to approximately $21,000, $20,000 and $19,000, in 1995, 1994 and 1993,
respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign operations are translated at year-end exchange rates. Revenues and expenses are translated using average exchange rates. The resulting translation adjustment is reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are not material and are reflected in net income.

OTHER ASSETS

The excess of the purchase price of acquired companies over the fair value of net identifiable assets at dates of acquisition has been recorded as goodwill and is being amortized on a straight-line basis over various periods not exceeding twenty-five years. The Company periodically reviews goodwill to assess recoverability, based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Impairments would be recognized in operating results if a permanent diminution in value were to occur. Accumulated amortization at December 31, 1995 and 1994 was $6,321 and $4,803, respectively. Amortization of goodwill was $1,518, $1,305 and $1,292 in 1995, 1994 and 1993, respectively.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during each year. The exercise of all presently outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

SHAREHOLDERS' EQUITY

Shareholders' equity at December 31, 1995, 1994 and 1993 included reductions of $478, $660 and $245, respectively, related to unearned compensation on restricted stock awards, and $646 at December 31, 1995 related to a minimum pension liability adjustment. Compensation expense relating to the restricted stock awards is recognized over the vesting period.

SUPPLEMENTAL CASH FLOW INFORMATION

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. During 1995, the Company entered into a capital lease in the amount of $1,600 to finance the acquisition of property and equipment.

Cash payments during the years ended 1995, 1994 and 1993 included interest of $4,286, $4,391 and $4,510, and income taxes of $12,851, $11,326 and $4,112, respectively. At December 31, 1995, the Company had approximately $25 million in cash equivalents in foreign locations which can not be repatriated to the United States without a significant tax cost.

OTHER MATTERS

Other income (expense) in 1995 included an additional $1 million related to the write-down of assets held for sale and facility costs. During 1994, the Company received a cash settlement in connection with the Aegis litigation. A portion of the settlement (approximately $2 million) was recorded as a credit to selling, general and administrative expenses (SG&A), as such amounts represented a recovery of litigation costs charged to SG&A in the current and prior periods. Other income (expense) in 1994 included approximately $1 million of the above settlement and the write-down of assets held for sale and lease termination costs of approximately $1 million.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

OFF-BALANCE-SHEET RISK -- The Company enters into forward foreign exchange and commodity contracts to hedge foreign currency and inventory purchases, respectively, when deemed appropriate for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results as gains and losses on contracts are offset by losses and gains on the assets, liabilities, and transactions being hedged. These financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated. The foreign exchange and commodity contracts generally have maturities which do not exceed one year. Gains and losses on contracts which hedge specific foreign currency denominated commitments are deferred and recognized in the period in which the transaction is completed. As of December 31, 1995 and 1994, the Company had $22,400 and $7,100, respectively, of foreign exchange and commodity contracts outstanding. Amounts deferred at December 31, 1995 and 1994 were not material.

CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

The Company places its temporary cash investments with high credit qualified financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Except for major domestic automotive manufacturers, credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, and its dispersion across many different industries and geographies. Sales to major domestic automotive manufacturers represent approximately 27%, 37% and 35% of total sales in 1995, 1994 and 1993, respectively. Accounts receivable from these major domestic automotive manufacturers represent approximately 24% and 30% of total accounts receivable at December 31, 1995 and 1994, respectively.

The Company's financial instruments include cash, accounts receivable and payable, notes payable and long-term debt at December 31, 1995 and 1994. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, except that, on the borrowing rates currently available to the Company, management believes the fair value of long-term debt was approximately $27,532 and $37,663 at December 31, 1995 and 1994, respectively.

In the normal course of its business activities, the Company is required under certain contracts to provide letters of credit which may be drawn down in the event the Company fails to perform under the contracts. Outstanding letters of credit amounted to $2,129 at December 31, 1995.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

SFAS NO. 123 -- Accounting for Stock-Based Compensation, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. As permitted under the new standard, the Company anticipates that it will continue to account for employee stock options as it has in the past under APB No. 25. The pro-forma disclosures required by this standard will be adopted for the year ended December 31, 1996.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2.  ACQUISITIONS

In 1995 the Company acquired two companies for approximately $8,000 in cash; Photon Systems Corp., a designer and manufacturer of systems that enable telecommunications and cable companies to distribute signals over fiber optic networks and Elastomeric Technologies Inc., a manufacturer of customized interconnection technology used in communications and portable electronics.

These acquisitions have been accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, $7,700 has been recorded as goodwill, and is being amortized over twenty years.

The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. Pro-forma results of operations have not been presented because the effects of these acquisitions were not significant.

3.  DEBT AND AVAILABLE CREDIT FACILITIES

Long-term debt at December 31, 1995 and 1994, exclusive of current maturities, consisted of the following:

                                                                        1995        1994
                                                                       -------     -------
    Private placement senior notes due 1997-1999 at interest rate of
      8.61%..........................................................  $22,200     $31,100
    Industrial development and pollution control revenue bonds at
      interest rates ranging from 4.0% to 8.4%, due 1997-2009........    2,400       3,800
    Obligations under capital leases at rates ranging from 7.2% to
      9.0% due 1997-2000.............................................    1,254         133
                                                                       -------     -------
              Total..................................................  $25,854     $35,033
                                                                       =======     =======

Long-term borrowing maturities in each of the five years subsequent to December 31, 1996 are as follows: 1997, $9,320; 1998, $9,287; 1999, $4,725; 2000, $122
and 2001 and thereafter, $2,400. The industrial development and pollution control revenue bonds are collateralized by buildings and equipment with a net book value of approximately $1,616, and are guaranteed by a letter of credit at December 31, 1995.

The obligations under capital leases are collateralized by the leased properties which had a net book value of $1,472 at December 31, 1995.

The private placement senior note agreement includes certain financial covenants and restrictions upon dividends, investments, indebtedness, and the sale of certain assets. The aggregate amount of dividends paid for the period from January 1, 1993 to and including the date the dividend payment is made ($4,694 at December 31, 1995) cannot exceed the sum of $9,800 plus 50% of cumulative consolidated net income ($24,700 at December 31, 1995) for such period. Had the agreement not been amended during the fourth quarter of 1995, the Company would have violated certain requirements of the agreement relating to failure to maintain certain minimum financial ratios as a result of the restructuring charge in 1995. If the agreement is not renegotiated or refinanced, or if additional amendments are not received, the Company will be in default at March 31, 1996. The Company, which is currently investigating various long-term financing alternatives, has the ability to prepay the notes utilizing proceeds from its revolving credit agreement. Accordingly, the private placement senior notes have been classified as noncurrent at December 31, 1995.

The Company has an unsecured $100 million revolving credit agreement with several banks. The agreement, which expires no sooner than July 1, 1997, requires a commitment fee of approximately one-twentieth percent per annum, payable on any available and unused portion. At December 31, 1995, the Company's borrowings under the revolving credit facility totaled $22.5 million, which was borrowed for working capital purposes. Interest on the working capital borrowings are at a variable base rate, ranging from 6.1% to 6.4% at

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

December 31, 1995. Although the Company has the ability to finance these borrowings on a long-term basis under the revolving credit agreement, it is management's intention to repay these borrowings during 1996 out of available working capital, and accordingly, the $22.5 million has been reported in the accompanying financial statements as a current liability. At December 31, 1994, there were no borrowings under the revolving credit facility.

4.  INCOME TAXES

The geographic components of income before taxes on income were as follows:

                                                             1995        1994        1993
                                                            -------     -------     -------
    United States.........................................  $(1,496)    $28,455     $21,364
    Foreign...............................................   13,256      11,245       2,236
                                                            -------     -------     -------
              Income before taxes on income...............  $11,760     $39,700     $23,600
                                                            =======     =======     =======

     The components of the provision for taxes on income were as follows:

                                                             1995        1994        1993
                                                            -------     -------     -------
    CURRENT:
      United States.......................................  $ 3,334     $ 8,509     $ 1,607
      Foreign.............................................    4,982       3,107       1,452
      State...............................................    1,090       1,786         838
                                                            -------     -------     -------
              Total current...............................    9,406      13,402       3,897
                                                            =======     =======     =======
    DEFERRED:
      United States.......................................   (5,250)        (86)      3,611
      Foreign.............................................      (91)        184         492
      State...............................................       95
                                                            -------     -------     -------
              Total deferred..............................   (5,246)         98       4,103
                                                            -------     -------     -------
              Provision for taxes on income...............  $ 4,160     $13,500     $ 8,000
                                                            =======     =======     =======

Deferred income taxes result from timing differences in the recognition of revenues and expenses for financial statement and income tax purposes. Included in the deferred amounts for 1995, 1994 and 1993 are the benefits of operating losses of $151, $740 and $882, respectively and an increase (decrease) in the valuation allowance of $943, ($1,496) and ($513), respectively.

A reconciliation of the Company's provision for taxes on income and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                     % OF PRETAX INCOME
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Statutory federal tax rate..................................   35.0      35.0      35.0
    State income taxes -- net...................................    6.6       2.9       2.3
    Foreign income taxed at different rates, losses not tax
      benefitted, or earnings of foreign subsidiaries expected
      to be remitted............................................    1.0       1.8       9.0
    Utilization of domestic and foreign losses and tax
      credits...................................................   (7.4)     (6.4)    (12.8)
    Non-deductible expenses.....................................    1.9        .8        .6
    Other items -- net..........................................   (1.7)      (.1)      (.2)
                                                                   ----      ----     -----
    Effective tax rate..........................................   35.4      34.0      33.9
                                                                   ====      ====     =====

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The components of the deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows:

                                                                       1995         1994
                                                                     --------     --------
    DEFERRED TAX ASSETS:
    CURRENT:
    Accrued liabilities............................................  $ (4,185)    $ (3,621)
    Restructuring costs............................................    (4,396)
                                                                     --------     --------
    Current deferred tax assets....................................    (8,581)      (3,621)
    Valuation allowance............................................     1,100          748
                                                                     --------     --------
    Current deferred tax assets -- net.............................  $ (7,481)    $ (2,873)
                                                                     --------     --------
    NON-CURRENT:
    Pension costs..................................................  $ (2,138)    $ (3,339)
    Other liabilities..............................................    (3,007)      (2,349)
    Restructuring costs............................................    (1,703)
    Foreign operating loss carryforwards...........................    (6,412)      (6,065)
    Foreign tax credit carryforwards...............................      (409)      (1,192)
                                                                     --------     --------
    Non-current deferred tax assets................................   (13,669)     (12,945)
    Valuation allowance............................................     7,454        6,863
                                                                     --------     --------
    Non-current deferred tax assets -- net.........................  $ (6,215)    $ (6,082)
                                                                     ========     ========

                                                                       1995         1994
                                                                     --------     --------
    DEFERRED TAX LIABILITIES:
    NON-CURRENT:
    Depreciation & amortization....................................  $ 18,146     $ 17,843
                                                                     --------     --------
    Non-current deferred tax liabilities...........................  $ 18,146     $ 17,843
                                                                     ========     ========

The change in the deferred tax assets and liabilities relating to foreign currency translation was $808 in 1995 and $474 in 1994.

The accumulated earnings of foreign subsidiaries on which federal income taxes have not been provided amounted to $56,626 through December 31, 1995. The Company's intention is to permanently reinvest these earnings at least until such time as they can be repatriated without a material incremental tax cost.

At December 31, 1995 the Company had foreign net operating losses amounting to approximately $19,089, of which $15,876 can be carried forward indefinitely and the balance expires at various dates through 2002. Additionally, there were available foreign tax credits of $409 that will expire at various dates through 2000.

5.  RESTRUCTURING COSTS

In December 1995, the Company recorded estimated restructuring costs of $18.7 million. These costs included $9.3 million related to redundant or excess facilities and equipment which are being closed or abandoned. Operating expenses related to such facilities and equipment up to the time of closure or abandonment were not included in the restructuring costs. Additionally, $5.5 million of the restructuring costs related to employee severance costs for approximately 800 employees who prior to year end were notified that they will be terminated. The remaining $3.9 million related to the cost to exit low-margin product inventory which have been eliminated from the Company's product lines.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

The Company sponsors noncontributory defined benefit pension plans that cover substantially all eligible U.S. employees. Benefits are based on employees' years of service and compensation during employment. The principal plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act.

The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements at December 31:

                                                                       1995         1994
                                                                     --------     --------
    Plan's funded status:
    Plan assets at fair value......................................   $18,289      $16,737
    Projected benefit obligation:
      Vested.......................................................    16,372       11,481
      Nonvested....................................................       629          603
      Effect of future compensation increases......................     6,403        4,276
                                                                      -------      -------
    Plan assets in excess of (less than) projected benefit
      obligation...................................................    (5,115)         377
    Unrecognized net (gain) or loss................................     4,452       (1,747)
    Unrecognized net transition asset being recognized over 15
      years........................................................    (1,375)      (1,604)
                                                                      -------      -------
    Accrued pension liability......................................   $(2,038)     $(2,974)
                                                                      -------      -------
    Pension cost -- net:
    Service cost-benefits earned during year.......................   $ 1,383      $ 1,663
    Interest cost on projected benefit obligation..................     1,477        1,262
    Actual return on plan assets...................................    (1,163)      (1,007)
    Net amortization and deferral..................................      (746)        (416)
                                                                      -------      -------
    Pension cost -- net............................................   $   951      $ 1,502
                                                                      -------      -------

The accrued pension liabilities, as calculated above, are included in accrued compensation and benefits on the December 31, 1995 and 1994 consolidated balance sheets.

In addition to the above plan, the Company also has a Supplemental Employee Retirement Plan (SERP) which is a non-qualified plan providing certain elected officers with additional defined pension benefits. The actuarial present value of accumulated benefit obligations related to this plan totaled $2,793 and $5,183 at December 31, 1995 and 1994, respectively. Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum pension liability adjustment of $2,242 at December 31, 1995. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded as a reduction of shareholders' equity in the amount of $646, representing the after-tax impact. Assets related to this plan are reported as other assets in the accompanying balance sheets and totaled $9,729 and $6,910 at December 31, 1995 and 1994, respectively.

                                                                             1995     1994
                                                                             ----     ----
    Actuarial assumptions:
    Discount rate..........................................................  7.5%     8.5%
    Long-term rate of compensation increases...............................  5.0%     5.0%
    Long-term rate of return on plan assets................................  8.5%     8.5%

Domestic pension expense was $1,286, $2,032 and $1,155 in 1995, 1994 and 1993, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

The Company's foreign defined contribution pension plans are consistent with local practice and are principally funded through insurance programs. Pension expense in 1995, 1994 and 1993 for the foreign plans was $916, $695 and $800, respectively.

SAVINGS AND RETIREMENT PLAN

The Company sponsors the Augat Inc. Savings and Retirement Plan which covers substantially all eligible U.S. employees and allows employees to contribute from one to fourteen percent of salary through salary reduction, up to the Internal Revenue Service limit on salary reduction contributions. The Company will make matching contributions of 25% of the employees' contributions of up to 6% of salary in the form of Company common stock. Company contributions will vest 20% after two years of service increasing by 20% per year up to 100% after six years of service. The Plan will permit participants to elect to invest their contributions in a variety of savings and investment funds. For the years 1995, 1994 and 1993, the Company contributed 28,354, 19,621 and 17,390 shares, respectively, of Company common stock to the Plan at a cost of $533, $397 and $245, respectively.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company and its subsidiaries are obligated under facility and equipment leases which expire at various dates through 2002. These leases generally provide extension privileges and are exclusive of real estate taxes, insurance and other expenses. Rent expense in 1995, 1994 and 1993 was $8,493, $7,184 and $6,765, respectively. Annual minimum future rentals are $6,851, $4,787, $1,743, $1,235 and $1,169 for the years 1996 through 2000, and aggregate to $3,206 for all the years subsequent to 2000.

CONTINGENCIES

The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5,400 to cover the estimated costs of environmental site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred through December 31, 1995 (approximately $1,200) represent amounts expended for preliminary site evaluation and design and testing. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is currently negotiating with the state for agreement on remediation procedures. The Company believes the recorded liability of approximately $4,200 at December 31, 1995 to be adequate.

Based on a study conducted in 1995, the Company notified the Massachusetts Department of Environmental Protection of the release of hazardous materials associated with its facility in Mashpee, Massachusetts. The Company will follow-up this notice with further investigation in accordance with state law. Based upon preliminary information provided by third-party consultants, the Company estimates that the clean-up costs will be approximately $1,800. This amount was charged to SG&A in the fourth quarter of 1995.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

Stock appreciation rights may also be granted to holders of options. Upon exercise of such rights, the holder will receive shares of common stock or a combination of cash and common stock at the election of the Board of Directors equal to the increase in the fair market value of the number of shares of common stock subject to such rights. Under the Plan, when both an option and an appreciation right are granted, the exercise of one cancels the other.

Restricted stock awards may be issued under the 1989 and the 1994 Plans and entitle the participant to purchase common stock from the Company under terms which provide for vesting over a specified number of years and a right of repurchase by the Company of non-vested stock when the recipient's relationship with the Company terminates. The price of the awards may be less than fair market value but not less than par value ($.10 per share). Compensation expense resulting from the grant of awards is recognized over the period from the award date to the date the forfeiture provisions lapse. Stock awards were issued in 1995, 1994 and 1993 amounting to 14,000, 33,000 and 26,500 shares, respectively, with a total value of $234, $719 and $321, respectively. In 1995, 1,000 shares were repurchased. None were repurchased in 1994 or 1993. The compensation expense recognized in 1995, 1994 and 1993 related to the restricted stock awards was $400, $304 and $169, respectively.

The Compensation Committee of the Board of Directors administers all of the Plans.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

A summary of options under the Plans is as follows:

                                                                                 OPTION PRICE
                                                           NUMBER OF SHARES        PER SHARE
                                                           ----------------     ---------------
    Outstanding, December 31, 1992.......................      1,731,791
      Granted............................................        328,525          $ .10 - 16.88
      Exercised..........................................       (567,935)           .10 - 14.50
      Cancelled or expired...............................       (254,293)          9.38 - 15.00
                                                               ---------          -------------
    Outstanding, December 31, 1993.......................      1,238,088           9.38 - 18.38
      Granted............................................        579,000            .10 - 23.75
      Exercised..........................................       (358,413)           .10 - 14.00
      Cancelled or expired...............................        (75,150)          9.38 - 16.88
                                                               ---------          -------------
    Outstanding, December 31, 1994.......................      1,383,525           9.38 - 23.75
      Granted............................................        459,400            .10 - 23.50
      Exercised..........................................       (255,052)           .10 - 21.75
      Cancelled or expired...............................       (114,166)           .10 - 22.38
                                                               ---------          -------------
    Outstanding, December 31, 1995.......................      1,473,707           9.38 - 23.75
                                                               ---------          -------------
      Options exercisable at December 31, 1995...........        436,872          $9.38 - 23.75
                                                               ---------          -------------
      Options available for future grant at December 31,
         1995............................................         13,021
                                                               ---------

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan which allows employees to purchase shares of common stock of the Company at a 15% discount from market value (subject to a minimum price and a maximum contribution per employee) pursuant to annual offerings. The maximum number of shares available for issuance under the current plan is 600,000 shares over a five-year period ending in 1997. Employees purchased 44,130, 56,666 and 25,818 shares in 1995, 1994 and 1993, respectively.

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

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Financial information concerning the Company's operations by major geographical area is as follows:

                                                               1995         1994         1993
                                                             --------     --------     --------
Net Sales:
United States:
  Sales excluding export sales.............................  $399,899     $421,858     $331,200
  Export sales.............................................     9,836        7,873        9,181
  Intersegment sales.......................................    34,710       24,488       18,464
                                                             --------     --------     --------
          Total............................................   444,445      454,219      358,845
                                                             ========     ========     ========
Western Europe:
  Sales excluding export sales.............................    69,501       55,761       44,979
  Export sales.............................................     2,738        1,568        1,282
  Intersegment sales.......................................     7,246        3,986        5,301
                                                             --------     --------     --------
          Total............................................    79,485       61,315       51,562
                                                             ========     ========     ========
Other Areas:
  Sales excluding export sales.............................    52,563       43,646       33,621
  Export sales.............................................       336
  Intersegment sales.......................................    10,439       10,302        3,942
                                                             --------     --------     --------
          Total............................................    63,338       53,948       37,563
                                                             ========     ========     ========
Total......................................................   587,268      569,482      447,970
                                                             --------     --------     --------
  Less eliminations........................................    52,395       38,776       27,707
                                                             --------     --------     --------
Total......................................................  $534,873     $530,706     $420,263
                                                             ========     ========     ========
Operating Income:
  United States............................................  $ 31,736     $ 47,713     $ 37,740
  Western Europe...........................................    10,269        2,970         (135)
  Other Areas..............................................     7,972        4,507          771
                                                             --------     --------     --------
          Total............................................  $ 49,977     $ 55,190     $ 38,376
                                                             ========     ========     ========
Identifiable Assets:
  United States............................................  $291,483     $253,342     $230,322
  Western Europe...........................................    77,335       72,338       58,027
  Other Areas..............................................    38,658       32,278       29,511
                                                             --------     --------     --------
          Total............................................  $407,476     $357,958     $317,860
                                                             ========     ========     ========

Operating income by geographical area does not include corporate expenses, restructuring costs and other charges, other income or expense, or income taxes. Intersegment sales represent transfers between geographic areas which are made at negotiated selling prices. One customer accounted for approximately 23%, 32% and 28% of sales and 21%, 23% and 26% of net receivables for 1995, 1994 and 1993, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

11.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                               NET       EARNINGS
                                                     NET         GROSS       INCOME       (LOSS)
1995                                                SALES        MARGIN      (LOSS)      PER SHARE
-------------------------------------------------  --------     --------     -------     ---------
1st Quarter......................................  $134,589     $ 27,857     $ 5,800       $ .30
2nd Quarter......................................   130,550       29,146       7,060         .36
3rd Quarter......................................   131,860       26,443       4,210         .21
4th Quarter......................................   137,874       27,728      (9,470)       (.48)
                                                   --------     --------     -------       -----
                                                   $534,873     $111,174     $ 7,600       $ .39
1994
-------------------------------------------------
1st Quarter......................................  $127,403     $ 26,422     $ 5,700       $ .30
2nd Quarter......................................   134,399       29,555       6,950         .36
3rd Quarter......................................   127,709       27,304       6,400         .33
4th Quarter......................................   141,195       26,778       7,150         .37
                                                   --------     --------     -------       -----
                                                   $530,706     $110,059     $26,200       $1.36
1993
-------------------------------------------------
1st Quarter......................................  $101,155     $ 21,545     $ 2,900       $ .16
2nd Quarter......................................   106,295       23,313       3,600         .19
3rd Quarter......................................   100,014       22,421       4,100         .22
4th Quarter......................................   112,799       24,020       5,000         .26
                                                   --------     --------     -------       -----
                                                   $420,263     $ 91,299     $15,600       $ .83

               The balance of this page intentionally left blank.

                                                                     SCHEDULE II

                          AUGAT INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                  ---------------------
                                                  CHARGED     CHARGED
                                     BALANCE AT   TO COSTS    TO OTHER                           BALANCE
                                     BEGINNING      AND       ACCOUNTS --   DEDUCTIONS --         AT END
            DESCRIPTION               OF YEAR     EXPENSES    DESCRIBE        DESCRIBE           OF YEAR
-----------------------------------  ----------   --------   ----------   ----------------       -------
1995
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY --
-- Allowance for doubtful
   accounts.........................   $1,276       $410                  Bad Debts   $481(1)    $1,205
-- Reserve for assets held for
   resale...........................   $1,235       $500                                         $1,735
                                       ------       ----     ----------               ----       ------
1994
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY --
-- Allowance for doubtful
   accounts.........................   $1,129       $326                  Bad Debts   $179(1)    $1,276
-- Reserve for assets held for
   resale...........................   $  600       $635                                         $1,235
                                       ------       ----     ----------               ----       ------
1993
VALUATION ACCOUNTS DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY --
-- Allowance for doubtful
   accounts.........................   $1,451       $272                  Bad Debts   $594(1)    $1,129
-- Reserve for assets held for
   resale...........................                $600                                         $  600
                                       ------       ----     ----------               ----       ------

---------------
Note 1. Amount is net of recoveries.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

The balance of this page intentionally left blank.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning directors is incorporated herein by reference pursuant to Rule 12b-23 to the Company's Proxy Statement dated March 25, 1996 with respect to the Annual Meeting of Shareholders to be held April 23, 1996.

ITEMS 11 AND 12 -- EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by these items is incorporated herein by reference pursuant to Rule 12b-23 to the Company's Proxy Statement dated March 25, 1996 for the Annual Meeting of Shareholders to be held April 23, 1996. The sections entitled "Compensation Committee Report" and "Stock Performance Graph" in the 1996 Proxy Statement are not incorporated herein by reference.

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

             The Financial Statement Schedule listed below appears in Part II, Item 8 hereof.

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

             (f)   Augat Inc. Savings and Retirement Plan. Incorporated by reference to
                   Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

             (g)   Rights Agreement dated as of August 2, 1988 between Augat Inc. and The
                   Chase Manhattan Bank, N.A., Rights Agent. Incorporated by reference to
                   Exhibit 1 of the Registrant's Registration Statement on Form 8-A dated
                   August 2, 1988.

             (h)   Severance Agreements. Incorporated by reference to Exhibit 10(k) to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1989.

             (i)   Deferred Compensation Plan. Incorporated by reference to Exhibit 10(1) to the Registrant's Annual Report on Form 10-K for the year ended December
                   31, 1989.

             (j)   Supplemental Disability Income Plan. Incorporated by reference to Exhibit
                   10(m) to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1989.

             (k)   Supplemental Survivor Benefit Plan. Incorporated by reference to Exhibit
                   10(n) to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1989.

             (l)   Agreement of Merger among Augat Inc., National Industries, Inc. and June
                   M. Collier dated August 30, 1991. Incorporated by reference to Exhibit 2 to the Registrants' Form 8-K filed September 16, 1991.

             (m)   Note Agreement between Augat Inc., as Borrower and Principal Mutual Life
                   Insurance Company and Allstate Life Insurance Company, as Lenders, dated as of February 1, 1992. Incorporated by reference to Exhibit 10(p) to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1991.

             (n)   Revolving Credit Agreement among Augat Inc., The First National Bank of
                   Boston, Shawmut Bank, N.A., Nations Bank of North Carolina, N.A., National
                   Westminster Bank USA and The First National Bank of Boston, as agent, dated as of July 22, 1994. Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

             (o)   1993 Employee Stock Purchase Plan. Incorporated by reference to Exhibit
                   10(r) to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1992.

             (p)   Amendment No. 1 to the Revolving Credit Agreement among Augat Inc., The
                   First National Bank of Boston, Fleet National Bank of Massachusetts
                   (formerly known as Shawmut Bank, N.A.), Nations Bank of North Carolina,
                   N.A., NatWest Bank NA (formerly known as National Westminster Bank USA)
                   and The First National Bank of Boston, as agent, dated as of December 31,
                   1995.

             (q)   Amendment No. 2 to the Amended and Restated Note Agreement among Augat
                   Inc., Principal Mutual Life Insurance Company and Allstate Life Insurance
                   Company, dated as of December 18, 1995.

(21)         Subsidiaries of the Registrant. Exhibit 21.

(23)         Independent Auditors' Consent. Exhibit 23.

(b)          THE FOLLOWING REPORT ON FORM 8-K WAS FILED DURING THE LAST QUARTER OF CALENDAR
             YEAR 1994:

             (1)   On December 21, 1995, the Registrant filed Form 8-K in Item 5 (Other
                   Events) stating that it plans to restructure its Interconnection Products and Automotive Divisions and that results for the Fourth Quarter ended
                   December 31, 1995 will include a restructuring charge and other charges totaling $23 million pretax. Also, the Registrant announced it has signed a letter of intent to acquire certain electronic assets of Lindsay
                   Specialty Products.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUGAT INC.
                                   (Registrant)

                                   By:    /s/  WILLIAM R. FENOGLIO
                                     ------------------------------------------
                                             William R. Fenoglio
                                     President & Chief Executive Officer

                                   By:    /s/  ELLEN B. RICHSTONE
                                     ------------------------------------------
                                              Ellen B. Richstone
                                       Vice President & Chief Financial Officer
                                       and Principal Accounting Officer

                                   Date  March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                  TITLE                     DATE
---------------------------------------------              ---------              ---------------
          /s/  WILLIAM R. FENOGLIO                         Director               March 27, 1996
---------------------------------------------
             William R. Fenoglio

            /s/  MARCEL P. JOSEPH                          Director               March 27, 1996
---------------------------------------------
              Marcel P. Joseph

            /s/  VERNON R. ALDEN                           Director               March 27, 1996
---------------------------------------------
               Vernon R. Alden

           /s/  BRUCE L. CROCKETT                          Director               March 27, 1996
---------------------------------------------
              Bruce L. Crockett

          /s/  JOHN D. CURTIN, JR.                         Director               March 27, 1996
---------------------------------------------
             John D. Curtin, Jr.

                                                           Director               March   , 1996
---------------------------------------------
             Samuel S. Dennis 3d

           /s/  JERALD G. FISHMAN                          Director               March 27, 1996
---------------------------------------------
              Jerald G. Fishman

                                                           Director               March   , 1996
---------------------------------------------
               Thomas L. King

                                                           Director               March   , 1996
---------------------------------------------
              John N. Lemasters

                                                           Director               March   , 1996
---------------------------------------------
             Thomas C. McDermott

            /s/  DAVID V. RAGONE                           Director               March 27, 1996
---------------------------------------------
               David V. Ragone

                                                           Director               March   , 1996
---------------------------------------------
                Alan J. Zakon