Form 10-Q
period 1996-03-31
AUGAT INC
filed 1996-05-13
CIK 8462

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended March 31, 1996


          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________

          Commission File Number 1-6176

                                    AUGAT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                         04-2022285
          ------------------------------        ----------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)

          89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts   02048
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

                              Yes   X        No
                                   ---      ----
               The number of shares of the Registrant's common stock outstanding on March 31, 1996 was 19,821,217.

                                      AUGAT INC.

                                        INDEX


                                                            Page No.
                                                            --------
          Part I - Financial Information .................       3

          Financial Statements (Unaudited)

            Statements of Consolidated Income - For the
              Three Months Ended March 31, 1996 and 1995 ..      3

            Consolidated Balance Sheets - March 31, 1996
              and December 31, 1995 .......................      4 - 5

            Statements of Consolidated Cash Flows For the
              Months Ended March 31, 1996 and 1995 ........      6

          Notes to Unaudited Consolidated Financial
            Statements ....................................      7 - 8

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........      9 - 11

          Part II - Other Information .....................      12

          Signatures ......................................      12

          PART I - FINANCIAL INFORMATION

          Statements of Consolidated Income
          For the Three Months Ended March 31, 1996 and 1995
          (In thousands, except per share data)

                                               1996*          1995*
                                              -------        -------
          Net sales                          $145,012       $134,589

          Cost of products sold               114,260        106,732
                                             ---------      ---------
          Gross margin                         30,752         27,857

          Selling, general and
            administrative expenses            19,582         18,005
                                             ---------      ---------
          Income from operations               11,170          9,852

          Other income (expense):
               Interest income, etc.              112            124
               Interest expense                  (982)          (911)
                                             ---------      ---------
          Net                                    (870)          (787)
                                             ---------      ---------
          Income before taxes on income        10,300          9,065

          Provision for taxes on income         3,700          3,265
                                             ---------      ---------
          Net income                         $  6,600       $  5,800
                                             =========      =========
          Earnings per share                     $.33           $.30

          Average common shares outstanding    19,854         19,541

          Dividends paid per share               $.04           $.04

          *  Unaudited

             See notes to unaudited consolidated financial statements.

          Consolidated Balance Sheets, March 31, 1996 and December 31, 1995 (In thousands)

          Assets                                         1996*         1995*
                                                        -------       -------
          Current Assets:

            Cash and cash equivalents .............    $ 21,950     $ 30,744
            Accounts receivable-net ...............     100,513       85,887
            Refundable income taxes ...............                    4,000
            Inventories:
               Finished goods .....................      39,084       34,859
               Work in process ....................      28,079       29,325
               Raw materials ......................      32,644       28,945
                                                       ---------    ---------
                 Total inventories ................      99,807       93,129
            Deferred income taxes .................       8,412        7,481
            Prepaid expenses ......................       2,423        1,530
                                                       ---------    ---------
                 Total current assets .............     233,105      222,771

          Property, Plant, and Equipment:
            Land ..................................       4,766        4,910
            Buildings and building improvements ...      68,836       69,455
            Machinery and equipment ...............     157,826      163,142
            Furniture and fixtures ................      24,742       24,457
            Construction in progress - buildings
               and machinery ......................      14,873       14,496
                                                       ---------    ---------
                 Total ............................     271,043      276,460
            Less accumulated depreciation .........    (137,178)    (141,808)
                                                       ---------    ---------
          Property, plant, and equipment-net ......     133,865      134,652

          Other Assets:
            Goodwill-net ..........................      38,416       31,697
            Property held for sale-net ............       2,183        2,183
            Other .................................      15,959       16,173
                                                       ---------    ---------
               Total other assets .................      56,558       50,053
                                                       ---------    ---------
                 Total ............................    $423,528     $407,476
                                                       =========    =========

          * Unaudited

            See notes to unaudited consolidated financial statements.

          Consolidated Balance Sheets, March 31, 1996 and December 31, 1995

          (In thousands)

          Liabilities and Shareholders' Equity
                                                        1996*         1995*
                                                       -------       -------
          Current Liabilities:
            Notes payable .........................    $ 20,400     $ 22,500
            Current maturities of long-term debt ..       9,557        9,362
            Accounts payable ......................      41,122       36,192
            Federal, state and foreign taxes
              payable .............................       5,662        3,667
            Accrued compensation and benefits .....      13,481       14,456
            Accrued restructuring costs ...........      16,891       17,322
            Other accrued expenses ................      17,409       16,454
                                                       ---------    ---------
               Total current liabilities ..........     124,522      119,953

          Long-Term Debt ..........................      30,348       25,854

          Deferred Income Taxes ...................      13,655       11,931

          Shareholders' Equity:
            Common stock ..........................       1,984        1,979
            Paid-in capital .......................      81,193       80,751
            Retained earnings .....................     153,792      147,984
            Cumulative translation adjustment .....      19,150       20,258
            Treasury stock, at cost ...............        (110)        (110)
            Other .................................      (1,006)      (1,124)
                                                       ---------    ---------
              Shareholders' equity ................     255,003      249,738
                                                       ---------    ---------
                Total .............................    $423,528     $407,476
                                                       =========    =========


          * Unaudited

            See notes to unaudited consolidated financial statements.

          Statements of Consolidated Cash Flows
          For the Three Months Ended March 31, 1996 and 1995
          (In thousands)
                                                             1996*     1995*
          Cash Flows From Operating Activities:             -------   -------
            Net income ...................................  $ 6,600   $ 5,800
            Adjustments to reconcile net income to net
              cash provided by operating activities:
              Depreciation and amortization ..............    5,225     5,467
              (Gain) loss on the sale of property,
                plant and equipment ......................      (70)       56
              Deferred federal income taxes - net ........      793       388
              Amortization of restricted stock awards.....      118       126
            Changes in operating assets and liabilities,
              net of effects from business acquired:
              Accounts receivable ........................  (14,627)    1,873
              Refundable income taxes ....................    4,000
              Inventories ................................   (4,578)   (5,618)
              Prepaid expenses ...........................     (894)   (1,191)
              Other assets ...............................      955       190
              Accounts payable ...........................    3,930     1,006
              Income taxes payable .......................    1,995       885
              Accrued restructuring, compensation and
                other expenses ...........................     (952)   (3,153)
              Effect of exchange rate changes on current
                assets and liabilities (other than cash)..        1       636
                                                             --------  --------
              Net cash provided by operating activities...    2,496     6,465
                                                             --------  --------
            Cash Flows From Investing Activities:
              Purchase of property, plant, and equipment..   (4,435)   (6,733)
              Proceeds from the sale of property, plant,
                and equipment ............................      545         6
              Acquisition, net of cash acquired ..........   (8,212)
                                                            --------   --------
            Net cash used for investing activities .......  (12,102)   (6,727)
                                                            --------   --------
          Cash Flows From Financing Activities:
              Cash dividends paid ........................     (792)     (779)
              Net borrowings on credit line ..............    6,100     5,000
              Payments for long-term debt ................   (4,638)   (7,460)
              Common stock issued under employee benefit
                plans ....................................      448       666
                                                            --------   --------
             Net cash provided (used) by financing
              activities ..................................   1,118    (2,573)
          Effect of exchange rate changes on cash ........     (306)     (329)
                                                            --------   --------
          Net changes in cash and cash equivalents .......   (8,794)   (3,164)
          Cash and cash equivalents at beginning of the
            period .......................................   30,744    20,535
                                                            --------  --------
          Cash and cash equivalents at end of the
            period .......................................  $21,950   $17,371
                                                            ========  ========
          * Unaudited
            See notes to unaudited consolidated financial statements.

                                        AUGAT INC.
                   Notes to Unaudited Consolidated Financial Statements
                   ----------------------------------------------------

          1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and the cash flows for the three month periods then ended.

          2. The results of operations for the three month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

          3. Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

          4. The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of March 31, 1996 (approximately $1.2 million) represent amounts expended for preliminary site evaluation and design and testing. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the state informed of its progress. The Company believes the recorded liability of approximately
               $4.2 million at March 31, 1996 to be adequate.

               Based on a study conducted in 1995, the Company notified the Massachusetts Department of Environmental Protection of the release of hazardous materials associated with its facility in Mashpee, Massachusetts. The Company will follow-up this notice with further investigation in accordance with state law. Based upon preliminary information provided by third-party consultants, the Company estimates that the clean-up costs will be approximately $1.8 million. This amount was charged to SG&A in the fourth quarter of 1995. The Company believes the recorded liability of approximately $1.8 million at March 31, 1996 to be adequate.

          5. The private placement senior note agreement includes certain financial covenants and restrictions upon dividends, investments, indebtedness, and the sale of certain assets. Had the agreement not been amended during the first quarter of 1996, the Company would have violated certain requirements of the agreement relating to failure to maintain certain minimum financial ratios as a result of the restructuring charge in 1995. If the agreement is not renegotiated or refinanced, or if additional amendments are not received, the Company will be in default at June 30, 1996. The Company, which is currently investigating various long-term financing alternatives, has the ability to prepay the notes utilizing proceeds from its revolving credit agreement which would become payable July 1, 1997. Accordingly, the private placement senior notes have been classified as noncurrent at March 31, 1996.

               At March 31, 1996 the Company's long-term debt includes $8.2 million of notes payable classified as long-term based on the Company's intent to refinance the notes on a long-term basis and the availability of such financing.

          6. During the first quarter of 1996, the Registrant acquired the fiber optics business of Porta Systems Corporation, for an aggregate amount of cash of approximately $8.2 million. The acquisition has been accounted for by the purchase method of accounting. Preliminary goodwill of approximately $7.1 million has been recorded and is being amortized on a straight-line basis over 20 years. The operating results of this acquisition is included in the Company's consolidated results of operations from the date of acquisition. Pro-forma results of this acquisition, assuming it had been made at the beginning of each period presented, would not be materially different from the results reported.

          7. In December 1995, the Registrant recorded estimated restruct-uring costs of $18.7 million. These costs included $9.3 million related to redundant or excess facilities and equipment; $5.5 million for employee severance costs and $3.9 million related to the cost to exit low-margin product inventory. As of March 31, 1996, the Registrant recorded inventory and equipment write-offs amounting to $1.3 million and paid severance costs of $.5 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Net Sales:  Net sales for the quarter ended March 31, 1996 by product
          ---------
          group, compared to the quarter ended March 31, 1995, are as follows (dollars in thousands):
          ------------------------------------------------------------------
                                                  Quarter Ended March 31,
                                                   1996             1995
                                             ---------------- --------------
          Product Group                                    %              %
          ------------------------------------------------------------------
          Interconnection Products Business  $ 32,639   22.5% $ 33,254  24.7%
          Wiring Systems and Components
            Business                           69,636   48.0%   65,601  48.7%
          Communications Products Business     42,737   29.5%   35,734  26.6%
                                             --------  ------ -------- ------
            Total                            $145,012  100.0% $134,589 100.0%
                                             ========  ====== ======== ======
          --------------------------------------------------------------------
          Net sales for the quarter ended March 31, 1996 increased over the first quarter of 1995 primarily due to the increased demand for the Company's products in the domestic automotive market and in the international communications and cable television markets. Including the Elastomeric Technologies acquisition (May 1995), Interconnection Products Business, European sales improved in 1996 while shipments into its domestic and Far East markets declined in 1996.

          Business conditions in the first quarter of 1996 continue to reflect improvement for the Communications business in the Far East and European markets in which the Company serves. Incoming orders for the first quarter of 1996 were $143 million, compared to $138 million for the same period of the prior year. Incoming orders for the current quarter increased approximately 45 percent for the Communications Products Business and 2 percent for the Wiring Systems and Components Business while decreasing 25 percent in the Interconnection Products Business as compared to the same period of the prior year. The backlog at March 31, 1996 was $122 million compared with $122 million at March 31, 1995.

          In March 1996, the Company was notified by Ford Motor Company that Ford is proceeding with a plan to consolidate its suppliers. The first expected impact from this process to Augat is not until 1998 for various wiring cable products. Although the Company cannot at this time predict with certainty the future impact of the Ford consolidation plans, at the present time this could represent a reduction of approximately $15-20 million in sales volume in 1998. As part of this supplier base consolidation, Augat will also be discontinued as the harness supplier for the Mustang car platform effective in the fiscal year 2001. Similarly, the Mustang harnesses could represent approximately $30-40 million on a full year basis in reduced sales in 2002. The Company believes there may be some impact in 2001 but is unable at this time to quantify the magnitude of such impact. The Company has continued to implement programs within the automotive business to diversify both its products and customer base for the long term.

          Gross Margin: Gross Margin was approximately 21.2 percent of sales
          ------------
          in the first quarter of 1996 compared to 20.7 percent in the first quarter of 1995. Overall sales mix generated favorable margins that were negatively impacted by selected selling price decreases, increases in material costs, wage increases and overhead. These increased expenses were partially offset by improved manufacturing methods and on-going cost cutting programs.

          Selling, General and Administrative Expenses: These expenses were
          --------------------------------------------
          13.5 percent of sales in the first quarter of 1996 compared to
          13.4 percent in the comparable quarter of the prior year. While the dollars spent in this area have increased, the Company intends to maintain these expenses in the 13 percent to 15 percent range of sales. These expenses may vary from period to period based on various factors, none of which, individually, are significant.

          Other Income (Expenses): Interest income, etc. decreased in 1996
          -----------------------
          versus 1995 due to a reduction in the cash available to invest.

          Interest expense increased in the 1996 period compared to the same period in 1995 due to the increase in total outstanding debt in 1996 when compared to 1995 as approximately $8 million was borrowed to finance the fiber optic business acquired in March 1996.

          Income Taxes:  The effective income tax rate for the Company was
          ------------
          36 percent for the first quarter of 1996 and 1995. The tax rate in both periods is higher than the statutory rate due to income earned in jurisdictions with higher effective tax rates.

          Net Income:  Net income was $6.6 million for the three months ended
          ----------
          March 31, 1996, compared to net income of $5.8 million in the same period of the prior year.

          The increase in net income for the first quarter ended March 31, 1996 compared to the previous period of the prior year resulted principally from increased sales volume in our domestic automotive and European and Far East communications businesses.

          Liquidity and Capital Resources:  The Registrant continues to
          -------------------------------
          maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. The income generated from operations along with the cash on hand and established bank credit facilities are sufficient to cover expected sales growth and planned capital expenditure programs. See Note 5 to the Notes to Unaudited Consolidated Financial Statements for further discussion.

          Current Accounting Pronouncements:  In October 1995, the Financial
          ---------------------------------
          Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation,"
                               ---
          which will be effective for the Company beginning January 1, 1996.

          SFAS No. 123 requires expanded disclosures of stock-based
                   ---
          compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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



                                      AUGAT INC.
                        -------------------------------------
                                     (Registrant)



                              S/    Ellen B. Richstone
                          -------------------------------------
                                    Ellen B. Richstone
                                    Vice President and
                                    Chief Financial Officer




          Date:  May 13, 1996