Form 10-Q
period 1996-06-30
AUGAT INC
filed 1996-08-12
CIK 8462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

For the quarterly period ended June 30, 1996

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to ___________________

Commission File Number 1-6176

                                   AUGAT INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                04-2022285
- -------------------------------              ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts      02048
- -----------------------------------------------------------      -----
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

                    Yes   X        No
                         ---

     The number of shares of the Registrant's common stock outstanding on June 30, 1996 was 19,967,182.

                                   AUGAT INC.

                                      INDEX

                                                   Page No.
                                                   --------

Part I - Financial Information ....................    3

Financial Statements (Unaudited)

  Statements of Consolidated Income - For the
     Three Months Ended and Six Months Ended
     June 30, 1996 and 1995 .......................    3

  Consolidated Balance Sheets - June 30, 1996
    and December 31, 1995 .........................    4 -  5

  Statements of Consolidated Cash Flows For the Six
    Months Ended June 30, 1996 and 1995 ...........    6

Notes to Unaudited Consolidated Financial
  Statements ......................................    7 -  8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations .............    9 - 11

Part II - Other Information .......................    12

Signatures ........................................    13

PART I - FINANCIAL INFORMATION

Statements of Consolidated Income
For the Three Months and Six Months Ended June 30, 1996 and 1995 (In thousands, except per share data)

                              Three Months Ended*     Six Months Ended*
                                1996      1995         1996        1995
                              --------  --------     --------    --------
Net sales ...............     $150,424  $130,550     $295,436    $265,139

Cost of products sold ...      116,502   101,404      230,762     208,136
                              --------  --------     --------    --------

Gross margin ............       33,922    29,146       64,674      57,003

Selling, general and
  administrative expenses       20,998    17,840       40,580      35,845
                              --------  --------     --------    --------

Income from operations ..       12,924    11,306       24,094      21,158

Other income (expense):
    Interest income, etc.           (1)      349          111         473
    Interest expense ....       (1,023)     (924)      (2,005)     (1,835)
                              --------  --------     --------    --------
Net .....................       (1,024)     (575)      (1,894)     (1,362)
                              --------  --------     --------    --------
Income before taxes on
  income ................       11,900    10,731       22,200      19,796

Provision for taxes on
  income ................        4,300     3,671        8,000       6,936
                              --------  --------     --------    --------

Net income ..............     $  7,600  $  7,060     $ 14,200    $ 12,860
                              ========  ========     ========    ========

Earnings per share ......     $    .38  $    .36     $    .71    $    .66

Average common shares
  outstanding ...........       19,961    19,691       19,907      19,616

Dividends paid per share.     $    .04  $    .04     $    .08    $    .08


*  Unaudited

            See notes to unaudited consolidated financial statements.

Consolidated Balance Sheets, June 30, 1996 and December 31, 1995
(In thousands)

Assets                                         1996*        1995*
                                            ----------    ---------
Current Assets:

  Cash and cash equivalents .............    $  58,916    $  30,744
  Accounts receivable-net ...............       95,294       85,887
  Refundable income taxes ...............          -          4,000
  Inventories:
     Finished goods .....................       37,098       34,859
     Work in process ....................       30,085       29,325
     Raw materials ......................       33,559       28,945
                                             ---------    ---------
       Total inventories ................      100,742       93,129
  Deferred income taxes .................        8,361        7,481
  Prepaid expenses ......................        2,439        1,530
                                             ---------    ---------
       Total current assets .............      265,752      222,771

Property, Plant, and Equipment:
  Land ..................................        4,806        4,910
  Buildings and building improvements ...       68,126       69,455
  Machinery and equipment ...............      156,191      163,142
  Furniture and fixtures ................       25,367       24,457
  Construction in progress - buildings
     and machinery ......................       18,271       14,496
                                             ---------    ---------
       Total ............................      272,761      276,460
  Less accumulated depreciation .........     (137,348)    (141,808)
                                             ---------    ---------
Property, plant, and equipment-net ......      135,413      134,652

Other Assets:
  Goodwill-net ..........................       38,290       31,697
  Property held for sale-net ............        2,183        2,183
  Other .................................       16,313       16,173
                                             ---------    ---------
     Total other assets .................       56,786       50,053
                                             ---------    ---------
       Total ............................    $ 457,952    $ 407,476
                                             =========    =========

* Unaudited

            See notes to unaudited consolidated financial statements.

Consolidated Balance Sheets, June 30, 1996 and December 31, 1995
(In thousands)

Liabilities and Shareholders' Equity

                                               1996*        1995*
                                             --------     --------
Current Liabilities:
  Notes payable .........................                 $ 22,500
  Current maturities of long-term debt ..    $  9,748        9,362
  Accounts payable ......................      39,020       36,192
  Federal, state and foreign taxes
    payable .............................       5,594        3,667
  Accrued compensation and benefits .....      16,257       14,456
  Accrued restructuring costs ...........      13,865       17,322
  Other accrued expenses ................      18,941       16,454
                                             --------     --------
     Total current liabilities ..........     103,425      119,953

Long-Term Debt ..........................      78,591       25,854

Deferred Income Taxes ...................      14,104       11,931

Shareholders' Equity:
  Common stock ..........................       1,998        1,979
  Paid-in capital .......................      83,178       80,751
  Retained earnings .....................     160,597      147,984
  Cumulative translation adjustment .....      17,326       20,258
  Treasury stock, at cost ...............        (110)        (110)
  Other .................................      (1,157)      (1,124)
                                             --------     --------
    Shareholders' equity ................     261,832      249,738
                                             --------     --------
      Total .............................    $457,952     $407,476
                                             ========     ========


* Unaudited

            See notes to unaudited consolidated financial statements.

Statements of Consolidated Cash Flows
For the Six Months Ended June 30, 1996 and 1995
(In thousands)

                                                    1996*     1995*
                                                  --------  --------
Cash Flows From Operating Activities:
  Net income ...................................  $ 14,200  $ 12,860
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ..............    11,900    10,651
    (Gain) loss on the sale of property,
      plant and equipment ......................       (72)      245
    Deferred federal income taxes - net ........     1,292       537
    Amortization of restricted stock awards.....       235       202
  Changes in operating assets and liabilities,
    net of effects from business acquired:
    Accounts receivable ........................    (9,407)    2,814
    Refundable income taxes ....................     4,000
    Inventories ................................    (5,613)   (9,508)
    Prepaid expenses ...........................      (909)     (963)
    Other assets ...............................      (285)      104
    Accounts payable ...........................     2,042    (1,736)
    Income taxes payable .......................     1,927    (2,048)
    Accrued restructuring, compensation and
      other expenses ...........................     1,962    (1,881)
    Effect of exchange rate changes on current
      assets and liabilities (other than cash)..       132     1,061
                                                  --------  --------
Net cash provided by operating activities.......    21,404    12,338
                                                  --------  --------
Cash Flows From Investing Activities:
  Purchase of property, plant, and equipment....   (13,823)  (14,070)
  Proceeds from the sale of property, plant,
    and equipment ..............................       643       346
  Acquisitions, net of cash acquired ...........    (8,295)   (7,754)
                                                  --------  --------
Net cash used for investing activities .........   (21,475)  (21,478)
                                                  --------  --------
Cash Flows From Financing Activities:
  Cash dividends paid ..........................    (1,587)   (1,561)
  Proceeds from short-term borrowings ..........    43,060    37,100
  Payments for short-term borrowings ...........   (65,560)  (29,600)
  Payments for long-term debt ..................    (7,176)   (7,255)
  Proceeds from senior notes ...................    58,350
  Proceeds from issuance of common stock .......     2,178     2,137
                                                  --------  --------
Net cash provided by financing activities ......    29,265       821
Effect of exchange rate changes on cash ........    (1,022)      372
                                                  --------  --------
Net changes in cash and cash equivalents .......    28,172    (7,947)
Cash and cash equivalents at beginning of the
  period .......................................    30,744    20,535
                                                  --------  --------
Cash and cash equivalents at end of the
  period .......................................  $ 58,916  $ 12,588
                                                  ========  ========


* Unaudited

            See notes to unaudited consolidated financial statements.

                                   AUGAT INC.
              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995 and the cash flows for the six month periods then ended.

2. The results of operations for the six month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

4. The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of June 30, 1996 (approximately $1.3 million) represent amounts expended for preliminary site evaluation and design and testing. The Company has obtained the necessary permits and is in the process of remediating the site. The Company is keeping the state of Alabama informed of its progress. The Company believes the recorded liability of approximately $4.1 million at June 30, 1996 to be adequate.

     Based on a study conducted in 1995, the Company notified the Massachusetts Department of Environmental Protection of the release of hazardous materials associated with its facility in Mashpee, Massachusetts. The Company will follow-up this notice with further investigation in accordance with state law. Based upon preliminary information provided by third-party consultants, the Company estimates that the clean-up costs will be approximately $1.8 million. This amount was charged to SG&A in the fourth quarter of 1995. Costs incurred as of June 30, 1996 (approximately $.1 million) represent amounts expended for preliminary site evaluation and testing. The Company believes the recorded liability of approximately $1.7 million at June 30, 1996 to be adequate. The liability for environmental matters is reported with other accrued expenses in the accompanying balance sheets.

5.   In June 1996, the Company completed a private placement of $85.0 million of senior notes. These notes replaced the $40.0 million of senior notes issued in 1992 which had a remaining balance of approximately $26.7 million. The $58.3 million net proceeds from the new issuance of senior notes were used to pay off the approximately $24.9 million outstanding balance under the Company's revolving credit line, and approximately
     $33.4 million has been invested in short term deposits. As of June 30,
     1996, $8.9 million of the senior notes is classified as current and the balance of $76.1 million as long-term. The note agreement includes certain financial convenants and limitations on dividends, investments, indebtedness, and the sale of certain assets, none of which the Company considers restrictive. The long-term portions of the senior notes bear interest at rates ranging from 7.31% to 8.61% and are
     payable in the following years:
                Year                            Dollars in millions
                ----                            -------------------
                1997 ...............................   $ 8.9
                1998 ...............................     8.8
                1999 ...............................     4.2
                2000 ...............................    33.4
                2001 and beyond ....................    20.8




6. During the first quarter of 1996, the Company acquired the fiber optics business of Porta Systems Corporation for cash consideration of approximately $8.2 million. The acquisition has been accounted for by the purchase method of accounting. Preliminary goodwill of approximately $7.4 million has been recorded and is being amortized on a straight-line basis over 20 years. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. Pro-forma results of the Company including this acquisition, assuming it had been made at the beginning of the periods presented, would not be materially different from the results reported.


7. In December 1995, the Company recorded estimated restructuring costs of $18.7 million. These costs included $9.3 million related to redundant or excess facilities and equipment; $5.5 million for employee severance costs and $3.9 million related to the cost to exit low-margin product lines.
     The following table reflects the status of the 1996 restructuring charges by component:

                              1995                          Balance
                         Restructuring                      June 30,
   (in millions)            Charges     Incurred to Date      1996
- ---------------------    -------------  ----------------    --------
Operating assets to
  be sold/disposed of ...   $ 9.3           $2.4              $ 6.9
Employee severance
  costs .................     5.5             .8                4.7
Low-margin product
  lines to be sold/
  disposed of ...........     3.9            1.6                2.3
                            -----           ----              -----
     Total                  $18.7           $4.8              $13.9
                            =====           ====              =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


NET SALES: Net sales by product group for the quarter and six months ended June
30, 1996 (dollars in thousands):

- --------------------------------------------------------------------------------
                                        Quarter Ended June 30,
                                         1996             1995
                                    --------------  -------------
Product Group                                  %              %
                                       $     Total     $    Total
- ----------------------------------  -------  -----  ------- --------------------
Interconnection Products             32,871   21.9   36,080  27.6
Wiring Systems and Components        74,547   49.5   59,462  45.6
Communications Products              43,006   28.6   35,008  26.8
                                    -------  -----  ------- -----
  Total                             150,424  100.0  130,550 100.0
                                    =======  =====  ======= =====
- ----------------------------------  -------  -----  ------- --------------------
                                        Six Months Ended June 30,
                                         1996             1995
                                    --------------  -------------
Product Group                                  %              %
                                       $     Total     $    Total
- ----------------------------------  -------  -----  ------- --------------------
Interconnection Products             65,510   22.2   69,334  26.1
Wiring Systems and Components       144,183   48.8  125,063  47.2
Communications Products              85,743   29.0   70,742  26.7
                                    -------  -----  ------- -----
  Total                             295,436  100.0  265,139 100.0
                                    =======  =====  ======= =====
- -------------------------------------------  -----  ------- --------------------



Net sales for both the quarter and six months ended June 30, 1996, increased primarily due to increased deliveries of Wiring Systems and Components products to the domestic automotive industry; sales of Communications products also increased in both periods on the basis of strength in its Asian markets. However, sales of Interconnection products were lower than last year as a result of continued weakness in demand from the PC and cellular telephone industries as well as by the previously announced decision to exit certain low margin commodity-type products.

The Company's non-U.S. sales for the second quarter and six months of 1996 increased 7 percent and 19 percent, respectively, compared to the like periods of the prior year. These non-U.S. sales represent approximately 25 percent of the Company's total sales for the six months ended June 30, 1996 compared to 24 percent in the comparable prior year period.


BACKLOG AND ORDERS: The backlog at June 30, 1996 was $130 million compared with $124 million at June 30, 1995. Incoming orders for the second quarter and six months of 1996 were $158 million and $301 million, respectively compared to $131 million and $269 million for the same periods of the prior year.

GROSS MARGIN: Higher gross margins were mainly related to higher sales. Gross margins, as a percentage of sales, showed a slight improvement in the quarter and year-to-date over the prior year periods. Overall improvement in the second quarter was moderated by operational problems at a west coast facility producing Communications products. The Company generally offsets continued increases in material and wage costs by enhanced productivity and on-going cost reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: These expenses were 14.0 percent of sales in the second quarter of 1996 compared to 13.7 percent in the comparable quarter of the prior year. For the six months ended June 30, 1996, these expenses were 13.7 percent of sales compared to 13.5 percent of sales in the comparable period of the prior year. Expenses have increased, in part, as a result of the Company's decision to support the growth of the Communications business with additional sales and marketing programs, primarily overseas.

OTHER INCOME (EXPENSE): Interest income decreased in 1996 versus 1995 due to lower average cash balances in the current periods over the comparable prior year periods and, for the second quarter, due to a gain of approximately $.4 million in the second quarter of 1995 from the early extinguishment of debt. Interest expense increased in the 1996 periods compared to the same periods in 1995 due to the increase in average outstanding borrowings in 1996 when compared to 1995.

INCOME TAXES: The effective income tax rate for the Company was 36 percent for the second quarter and six months ended June 30, 1996. The tax rate for the Company in the second quarter of 1995 was 34 percent and for the six months ended June 30, 1995 was 35 percent.

NET INCOME: Net income was $7.6 million and $14.2 million for the three months and six months ended June 30, 1996 respectively, compared to net income of $7.1 million and $12.9 million in the same periods of the prior year. The increase in net income for the second quarter and six months ended June 30, 1996 resulted principally from increased sales.

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. The income generated from operations along with the cash on hand and established bank credit facilities are sufficient to finance expected working capital and planned capital expenditure programs.

During the second quarter ended June 30, 1996 the Company completed a refinancing of its long-term debt and increased the amount outstanding by approximately $58.3 million. Covenants under the debt agreement were modified to provide Augat with greater flexibility. See Note 5 to the Notes to Unaudited Consolidated Financial Statements for further discussion.

In March 1996, the Company was notified by Ford Motor Company that it was proceeding with a plan to consolidate its suppliers. The financial impact to Augat of this consolidation is not until 1998 at which time various wiring cable products currently manufactured for Ford will cease production. Although the Company cannot at this time predict with certainty the future impact of the Ford consolidation plans, at the present time this could represent a reduction of approximately $15-20 million in sales volume in 1998. As part of this supplier base consolidation, Augat will also be discontinued as the harness supplier for the Mustang car platform effective in the year 2001. The Mustang harnesses could represent approximately $30-40 million in reduced sales in 2002. The Company believes there may be some impact in 2001, but it is unable at this time to quantify the magnitude of such impact. The Company has continued to implement programs within the automotive business to diversify both its products and customer base for the long term.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a)  Annual Meeting of Shareholders held on April 23, 1996

(b)  Shareholders approved the following proposals:

     1. The 1996 Stock Plan authorizing the Company to make awards of restricted stock and to grant incentive and non-statutory options to employees and directors of the Company to purchase up to 1,000,000 shares of common stock by a vote of 11,578,706 shares in favor, 2,188,469 shares opposed and 143,930 shares abstaining.

     2. The 1996 Stock Retainer Plan for Nonemployee Directors requiring the Company to make awards of cash and common stock to nonemployee directors of the Company in the amount of $15,000 per year for each individual by a vote of 12,644,387 shares in favor, 1,125,448 shares opposed and 141,271 shares abstaining.

     3. The 1996 Stock Bonus Plan for Senior Executives providing that half of any bonus payable to a senior executive shall be paid in the form of cash and half shall be paid in the form of common stock by a vote of 12,738,944 shares in favor, 1,024,794 shares opposed and 147,368 shares abstaining.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10)  Material Contracts

                     (a) Note Agreement among Augat Inc., as Borrower and
               Principal Mutual Life Insurance Company and Allstate Life Insurance Company, as Lenders, dated as of May 15, 1996.

     (27)  Financial Data Schedule

(b)  Reports on 8-K - None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                            AUGAT INC.
                         ----------------------------------------------
                                           (Registrant)



                                      /s/ F. Gordon Bitter
                         ----------------------------------------------
                                          F. Gordon Bitter
                                          Vice President and
                                          Chief Financial Officer




Date:  August 12, 1996