Form 10-Q
period 1996-09-30
AUGAT INC
filed 1996-11-04
CIK 8462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to
                               ---------    ---------

Commission File Number 1-6176

                                   AUGAT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                   04-2022285
--------------------------------                      ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

89 Forbes Boulevard, P.O. Box 448, Mansfield, Massachusetts  02048
-----------------------------------------------------------  -----
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


     The number of shares of the Registrant's common stock outstanding on September 30, 1996 was 20,039,443.

                                   AUGAT INC.

                                      INDEX

                                                       Page No.
                                                       --------

Part I - Financial Information .....................      3

Financial Statements (Unaudited)

  Statements of Consolidated Income - For the
    Three Months Ended and Nine Months Ended
    September 30, 1996 and 1995 ....................      3

  Consolidated Balance Sheets - September 30, 1996
    and December 31, 1995 ..........................      4 - 5

  Statements of Consolidated Cash Flows For the Nine
    Months Ended September 30, 1996 and 1995 .......      6

Notes to Unaudited Consolidated Financial
  Statements .......................................      7 - 9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition ...............     10 - 13

Part II - Other Information ........................     14

Signatures .........................................     15

PART I - FINANCIAL INFORMATION

Statements of Consolidated Income
For the Three Months and Nine Months Ended September 30,1996 and
1995
(In thousands, except per share data)

                                 THREE MONTHS            NINE MONTHS
                                    ENDED*                 ENDED*

                              1996        1995        1996        1995
                              ----        ----        ----        ----

Net sales ...............   $145,835    $131,860    $441,271    $396,999

Cost of products sold ...    113,475     105,417     344,237     313,553
                            --------    --------    --------    --------

Gross margin ............     32,360      26,443      97,034      83,446

Selling, general and
 administrative expenses      19,995      18,952      60,575      54,797
                            --------    --------    --------    --------

Income from operations ..     12,365       7,491      36,459      28,649

Other income (expense):
    Interest income, etc         565          32         676         505
    Interest expense ....     (1,730)     (1,143)     (3,735)     (2,978)
                            --------    --------    --------    --------
Net .....................     (1,165)     (1,111)     (3,059)     (2,473)
                            --------    --------    --------    --------

Income before taxes on
 income .................     11,200       6,380      33,400      26,176

Provision for taxes on
 income .................      3,400       2,170      11,400       9,106
                            --------    --------    --------    --------

Net income ..............   $  7,800    $  4,210    $ 22,000    $ 17,070
                            ========    ========    ========    ========

Earnings per share ......   $   0.39    $   0.21    $   1.10    $   0.87

Average common shares
 outstanding ............     20,080      19,901      19,965      19,711

Dividends paid per share    $   0.04    $   0.04    $   0.12    $   0.12



*   Unaudited


    See notes to unaudited consolidated financial statements.


Consolidated Balance Sheets, September 30,1996 and December 31,1995
(In thousands)

Assets                                      1996*        1995*
                                            -----        -----
Current Assets:

  Cash and cash equivalents ..........   $  45,494    $  30,744
  Accounts receivable-net ............      97,882       85,887
  Refundable income taxes ............                    4,000
  Inventories:
         Finished goods ..............      36,860       34,859
         Work in process .............      27,473       29,325
         Raw materials ...............      38,614       28,945
                                         ---------    ---------
           Total inventories .........     102,947       93,129
  Deferred income taxes ..............       7,286        7,481
  Prepaid expenses ...................       2,686        1,530
                                         ---------    ---------
           Total current assets ......     256,295      222,771

Property, Plant, and Equipment:
  Land ...............................       4,832        4,910
  Buildings and building improvements       70,146       69,455
  Machinery and equipment ............     158,566      163,142
  Furniture and fixtures .............      25,911       24,457
  Construction in progress - buildings
         and machinery ...............      20,068       14,496
                                         ---------    ---------
           Total .....................     279,523      276,460
  Less accumulated depreciation ......    (139,828)    (141,808)
                                         ---------    ---------
Property, plant, and equipment-net ...     139,695      134,652

Other Assets:
  Goodwill-net .......................      37,800       31,697
  Property held for sale-net .........       2,831        2,183
  Other ..............................      17,606       16,173
                                         ---------    ---------
         Total other assets ..........      58,237       50,053
                                         ---------    ---------
           Total .....................   $ 454,227    $ 407,476
                                         =========    =========

* Unaudited


  See notes to unaudited consolidated financial statements.

Consolidated Balance Sheets, September 30,1996 and December 31,1995
(In thousands)

Liabilities and Shareholders' Equity

                                              1996*        1995*
                                              -----        -----
Current Liabilities:
  Notes payable .........................               $ 22,500
  Current maturities of long-term debt ..   $ 10,015       9,362
  Accounts payable ......................     41,739      36,192
  Federal, state and foreign taxes
    payable .............................      4,277       3,667
  Accrued compensation and benefits .....     11,875      14,456
  Accrued restructuring costs ...........      7,462      17,322
  Other accrued expenses ................     17,270      16,454
                                            --------    --------
         Total current liabilities ......     92,638     119,953

Long-Term Debt ..........................     74,578      25,854

Deferred Income Taxes ...................     14,436      11,931

Shareholders' Equity:
  Common stock ..........................      2,006       1,979
  Paid-in capital .......................     84,355      80,751
  Retained earnings .....................    167,596     147,984
  Cumulative translation adjustment .....     19,768      20,258
  Treasury stock, at cost ...............       (110)       (110)
  Other .................................     (1,040)     (1,124)
                                            --------    --------
    Shareholders' equity ................    272,575     249,738
                                            --------    --------
          Total .........................   $454,227    $407,476
                                            ========    ========

* Unaudited


  See notes to unaudited consolidated financial statements.

Statements of Consolidated Cash Flows
For the Nine Months Ended September 30, 1996 and 1995
(In thousands)
                                                      1996*              1995*
                                                      -----              -----
Cash Flows From Operating Activities:
  Net income ...................................   $ 22,000            $ 17,070
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ..............     18,450              16,863
    (Gain) loss on the sale of property,
      plant and equipment ......................       (127)                227
    Deferred federal income taxes - net ........      2,700                 429
    Amortization of restricted stock awards ....        353                 328
  Changes in operating assets and liabilities,
    net of effects from business acquired:
    Accounts receivable ........................    (11,996)                638
    Refundable income taxes ....................      4,000
    Inventories ................................     (7,818)            (13,499)
    Prepaid expenses ...........................     (1,156)               (434)
    Other assets ...............................     (1,610)               (550)
    Accounts payable ...........................      4,761               3,631
    Income taxes payable .......................        610              (2,794)
    Accrued restructuring, compensation and
      other expenses ...........................     (8,915)             (4,086)
    Effect of exchange rate changes on current
      assets and liabilities (other than cash) .        344                 375
                                                   --------            --------
Net cash provided by operating activities ......     21,596              18,198
                                                   --------            --------
Cash Flows From Investing Activities:
  Purchase of property, plant, and equipment ...    (26,266)            (23,463)
  Proceeds from the sale of property, plant,
    and equipment ..............................      2,512                 493
  Acquisitions, net of cash acquired ...........     (8,295)             (7,917)
                                                   --------            --------
Net cash used for investing activities .........    (32,049)            (30,887)
                                                   --------            --------
Cash Flows From Financing Activities:
  Cash dividends paid ..........................     (2,388)             (2,351)
  Proceeds from short-term borrowings ..........     43,060              80,500
  Payments for short-term borrowings ...........    (65,560)            (53,800)
  Payments for long-term debt ..................    (11,568)            (11,765)
  Proceeds from senior notes ...................     58,350
  Proceeds from issuance of common stock .......      3,362               3,906
                                                   --------            --------
Net cash provided by financing activities ......     25,256              16,490
Effect of exchange rate changes on cash ........        (53)               (374)
                                                   --------            --------
Net changes in cash and cash equivalents .......     14,750               3,427
Cash and cash equivalents at beginning of the
  period .......................................     30,744              20,535
                                                   --------            --------
Cash and cash equivalents at end of the
  period .......................................   $ 45,494            $ 23,962
                                                   ========            ========

* Unaudited

  See notes to unaudited consolidated financial statements.

                                   AUGAT INC.

              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995 and the cash flows for the nine month periods then ended. During the third quarter of 1996, the Company determined that compensation and benefit related accruals which had been recorded through June 30, 1996, totaling $1.8 million, would not be required. Accordingly, such accruals were reversed. Also during the third quarter of 1996, the Company recorded charges of $1.4 million for merger costs incurred through September 30, 1996, additional inventory reserves related to the Company's
     Communications Division, and an estimate of the liability associated with the severance payments related to the resignation of the Company's prior Chief Executive Officer.

2. The results of operations for the nine month period ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as at December 31, 1995.

3. Earnings per share are based on the weighted average number of shares outstanding during each period. The exercise of all presently issued outstanding stock options and the issuance of shares under the "Employee Stock Purchase Plan" would have no material dilutive effect on earnings per share.

4. The acquisition of National Industries, Inc. in 1991 included a liability of approximately $5.4 million to cover the estimated costs of site remediation for certain National facilities. Management estimated the liability using third-party consultants. Costs incurred as of September 30, 1996 (approximately $1.4 million) represent amounts expended for preliminary site evaluation and design and testing and remediation at Plant 1. The Company has entered into administrative Consent Orders with the Alabama Department of Environmental Management ("ADEM") for continuing remediation of Plant 1 and investigation of Plant 3. At the conclusion of the Consent Orders, the Company will file final close-out and further remediation plans with ADEM. The Company believes the recorded liability of approximately $4.0 million at September 30, 1996 to be adequate.

     During an environmental investigation in December 1995 and January 1996 in anticipation of the disposition of its Mashpee, Massachusetts manufacturing facility, the Company discovered contaminated soil and groundwater which may have been associated with the use of industrial solvents on its property. On further investigation following notice to the Massachusetts Department of Environmental Protection ("DEP"), contamination was discovered off-site, including two private drinking wells. The Company has been issued two Notices of Responsibility ("NOR") pursuant to Massachusetts Chapter 21E by the DEP, one for its facility and a second for the private residence where the well contamination exceeded applicable limits.

     The Company has installed and is operating remediation equipment on its property. This portion of the facility is expected by the Company to be remediated within one year. The Company is also completing its off-site investigation as part of its compliance efforts pursuant to the above-referenced NORs. Remediation options for off-site contamination, including a no action alternative, are under development for submission to the DEP. The Company believes, based on information currently available, that its current accrual of $1.3 million is a reasonable estimate of the likely remediation and compliance obligations pursuant to the NORs. However, as the investigation and remediation activities proceed, the estimated costs may change and, accordingly, the ultimate obligations may exceed the amounts currently accrued. The liability for environmental matters is reported with other accrued expenses in the accompanying balance sheets.

     Claims and/or notices of intent to sue have been formally or informally communicated to the Company by the Town of Mashpee (for reimbursement of response costs) and certain individual property owners. No judicial actions have been filed; however, the Company is engaged in early settlement discussions with certain claimants. While the Company believes that portions of certain claims may be valid and that reasonable settlement is possible, the Company believes that it is premature to predict whether any or all claims will be settled or to estimate the total cost to the Company for settling with the various third party claimants. Additionally, on September 25, 1996, the Company was notified that 117 employees of its Mashpee facility filed charges with the Massachusetts Commission Against Discrimination alleging age discrimination. The ultimate outcome of the issues discussed in this paragraph cannot presently be determined. Accordingly, no provision for any liability that may result upon resolution of these issues has been made in the financial statements.

5. In June 1996, the Company completed a private placement of $85.0 million of senior notes. These notes replaced the $40.0 million of senior notes issued in 1992 which had a remaining balance of approximately $26.7 million. The $58.3 million net proceeds from the new issuance of senior notes were used to pay off approximately $24.9 million outstanding under the Company's revolving credit line, and the remaining $33.4 million was invested in short term deposits. As of September 30, 1996, $8.9 million of the senior notes is classified as current and the balance of $71.7 million as long-term. The note agreement includes certain financial covenants and limitations on dividends, investments, indebtedness, and the sale of certain assets, none of which the Company considers restrictive. The long-term portions of the senior notes bear interest at rates ranging from 7.31% to 8.61% and are payable in the following years:


                  Year                            Dollars in millions
                  ----                            -------------------
                  1998 ..........................       8.9
                  1999 ..........................       4.4
                  2000 ..........................       4.2
                  2001 ..........................      33.4
                  2002 and beyond ...............      20.8

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

7. In December 1995, the Company recorded estimated restructuring costs of $18.7 million. These costs included $9.3 million related to redundant or excess facilities and equipment; $5.5 million for employee severance costs and $3.9 million related to the cost to exit low-margin product lines. The
     Company expects that the restructuring program will be substantially completed during the fourth quarter of 1996. The following table reflects the status of the 1996 restructuring charges by component:

                              1995                         Balance
                         Restructuring                     September
(In millions)               Charges     Incurred to Date   30, 1996
-------------            -------------  ----------------   --------

Operating assets to
  be sold/disposed of        $9.3             $7.2           $2.1
Employee severance
  costs .............         5.5              2.3            3.2



                                  1995                              Balance
                             Restructuring                        September 30,
(In millions)                   Charges        Incurred to Date      1996
-------------                -------------     ----------------   -------------
Low-margin product
  lines to be sold/
  disposed of .....                3.9                1.7               2.2
                                 -----              -----              ----
         Total ....              $18.7              $11.2              $7.5
                                 =====              =====              ====

8. Subsequent Events. On October 7, 1996, the Company entered into an Agreement and Plan of Merger with Thomas & Betts Corporation (T&B), a
     New York Stock Exchange listed company providing for the merger (the "Merger") of the Company with a wholly-owned transitory subsidiary of T&B. T&B is a leading producer of connectors and components for worldwide electrical and electronics markets. In the Merger, each outstanding share of Augat common stock will be converted into 0.68 share of T&B common stock, subject to exchange ratio adjustments should the price of T&B's stock fall below a certain minimum or exceed a certain maximum level. The exchange ratio will be adjusted if the average closing price of T&B's shares for the 20 trading days ending three trading days before the Company's special shareholders' meeting to approve the Merger falls outside the range of $37.50 to $41.50. Below an average price of $37.50, the exchange ratio would be increased to maintain a minimum of $25.50 worth of T&B's stock received in exchange for each Augat share. Above a $41.50 average price the exchange ratio would be reduced to limit the monetary value of T&B's stock received to $28.22 for each Augat share. If the average price is below $32.00 per share, T&B has the right to terminate the Agreement and Plan of Merger and abandon the Merger. The Merger is subject to approval by shareholders of each of T&B and the Company and certain other conditions. The transaction has been structured to be a tax-free exchange for the Company's shareholders, and is intended to be accounted for under the "pooling-of-interests" method. Under certain conditions, if the Merger Agreement is terminated at any time prior to its consummation, the Company will pay T&B a fee of $15 million plus reasonably documented out-of-pocket expenses not to exceed $1.5 million.

     On October 8, 1996, the Company was informed that the U.S. Securities and Exchange Commission (the "SEC") was conducting an informal inquiry which relates to securities trading by unknown persons. On October 16, 1996, the SEC informed the Company that it was conducting an informal inquiry which relates to certain of the Company's accounting policies, especially as such policies relate to the Communications Division. The Company is cooperating with the SEC in connection with these matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES: Net sales by product group for the quarter and nine months ended
September 30, 1996 and for the comparable prior year periods are shown below
(In thousands):
--------------------------------------------------------------------------------
                                     Quarter Ended September 30,
                                       1996              1995
                                 ----------------  ----------------
Product Group                       $         %       $         %
                                            Total             Total
-----------------------------     ------    -----   ------    -----
Communications Products           45,841     31.4   35,096     26.6
Wiring Systems and Components     66,316     45.5   59,803     45.4
Interconnection Products          33,678     23.1   36,961     28.0
                                 -------    -----  -------    -----
  Total                          145,835    100.0  131,860    100.0
                                 =======    =====  =======    =====
--------------------------------------------------------------------------------
                                   Nine Months Ended September 30,
                                       1996              1995
                                 ----------------  ----------------
Product Group                       $         %       $         %
                                            Total             Total
-----------------------------    -------    -----  -------    -----
Communications Products          131,584     29.8  105,838     26.7
Wiring Systems and Components    210,499     47.7  184,151     46.3
Interconnection Products          99,188     22.5  107,010     27.0
                                 -------    -----  -------    -----
  Total                          441,271    100.0  396,999    100.0
                                 =======    =====  =======    =====
--------------------------------------------------------------------------------


QUARTERLY COMPARISON

Augat Inc. sales for the third quarter of 1996 increased 11 percent versus the same period a year earlier. Net income increased 85 percent for the third quarter to $7.8 million. Earnings per share for the quarter were $0.39 compared to $0.21 last year.

Communications sales increased 31 percent over the past year's third quarter due to strong demand by the domestic cable television (CATV) market and continued growth in the Far East. Sales of Wiring Systems and Components to the automotive industry for the quarter were 11 percent higher than the comparable prior year period primarily on the continued strength of increased domestic automotive demand. The Interconnection Products Division (IPD) sales were 9 percent lower than the third quarter of 1995 as a result of continued lower demand from the PC industry.

The company's non-U.S. sales for the third quarter of 1996 decreased 18 percent from the prior year primarily due to softness in key European and Asian markets for IPD products. Non-U.S. sales represented 21 percent of the Company's total third quarter sales in 1996 compared to 29 percent for fiscal 1995.

BACKLOG AND ORDERS: The backlog at September 30, 1996 was $132 million, compared to $126 million at September 30, 1995. Incoming orders for the third quarter of 1996 were $148 million, compared with $134 million in the same period of fiscal 1995.

GROSS MARGIN: Higher gross margins in the third quarter of 1996 are directly related to higher sales volume and, as an improved percentage of revenues (22 percent versus 20 percent), reflect the cost savings arising from the restructuring programs implemented during the fourth quarter of fiscal 1995. This overall improvement was partially offset by operational problems within the Communications Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: These expenses for the third quarter of 1996 increased approximately $1.0 million, or 6 percent, over the comparable prior year period primarily to support the growth of the Communications business with additional sales and marketing programs. In addition, the accrual of estimated severance payments related to the resignation of the Company's prior Chief Executive Officer increased expense in this year's third quarter. SG&A, as a percentage of sales declined from the prior year's 14.4 percent to 13.7 percent as a result of increased sales in the Wiring Systems and Components division which typically operates with relatively lower expense to sales ratios.

OTHER INCOME (EXPENSE): Other expenses increased versus the comparable quarter last year due to higher interest expense resulting from higher average outstanding borrowings. This expense was offset by higher interest income earned on the higher cash balance arising from the partial proceeds of a private placement of $85 million of senior notes.

INCOME TAXES: The Company's effective tax rate was 30.4 percent for the quarter, compared to the previous year's rate of 34 percent. This reduction was due to a year-to-date adjustment in the tax rate to reflect greater contributions from subsidiaries with lower tax rates.

YEAR-TO-DATE COMPARISON

NET SALES: Sales for the first nine months of 1996 were up 11 percent versus the comparable period last year. Net income improved 29 percent, and earnings per share increased to $1.10 from $0.87.

Communications products sales were up 24 percent over last year driven by the demand from domestic and Far Eastern cable television markets. Wiring Systems and Components products sales rose 14 percent due to increased demand from the domestic automotive markets. The Interconnection products sales were 7 percent lower than the comparable period for 1996 as a result of continued weakness in its non-U.S. markets and the exiting of certain low margin commodity-type products.

Non-U.S. sales for the year-to-date September 1996 period increased 5 percent compared to the same period a year earlier. These non-U.S. sales represent approximately 24 percent of the company's total sales for this period.

GROSS MARGIN: Higher gross margins are directly related to higher sales volume and as an improved percentage of revenues (22 percent versus 21 percent) reflect the cost savings arising from the restructuring programs implemented during the fourth quarter of fiscal 1995. This overall improvement was moderated by operational problems within the Communications Division. The Company generally offsets increases in material and wage costs by enhanced productivity and on-going cost reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: These expenses for the nine months of 1996 increased approximately $5.8 million, or 11 percent, over the comparable prior year period primarily to support the growth of the Communications business. SG&A, as a percentage of sales, declined slightly from the prior year's 13.8 percent to 13.7 percent.

OTHER INCOME (EXPENSE): Other expense has increased compared to the same period of last year due to higher interest expense resulting from the increase in average outstanding borrowings.

INCOME TAXES: The effective tax rate of 34 percent approximates last year's corresponding rate of 35 percent.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain sufficient liquidity and has adequate resources to fund its operations under current business conditions. The Company believes that the income generated from operations, along with the cash on hand and established bank credit facilities, are sufficient to finance expected working capital growth and planned capital expenditure programs.

In connection with the proposed Merger (See Note 8 to Notes to Unaudited Consolidated Financial Statements), the Company will be required to pay merger costs, legal, accounting and investment advisory fees aggregating approximately $5.3 million. In addition, upon consummation of the Merger, the Company may be required to make cash payments of up to $18 million for change of control and related employee benefit costs to key employees of the Company.

During the second quarter ended June 30, 1996 the Company completed a refinancing of its long-term debt and increased the amount outstanding by approximately $58.3 million. Covenants under the debt agreement were modified to provide the Company with greater flexibility. See Note 5 to the Notes to Unaudited Consolidated Financial Statements for further discussion.

In March 1996, the Company was notified by Ford Motor Company that it was proceeding with a plan to consolidate its suppliers. The financial impact to Company of this consolidation is not expected until 1998 at which time the Company will cease manufacturing various wiring cable products currently manufactured for Ford. Although the Company cannot at this time predict with certainty the future impact of the Ford consolidation plans, at present, such supplier base consolidation could represent a reduction of approximately $15-20 million in sales volume for 1998. As part of this supplier base consolidation, Ford will discontinue the Company as the harness supplier for Ford's Mustang car platform effective in the year 2001. The Mustang harnesses represent approximately $30-40 million in reduced sales in 2002. The Company believes there may be some reduction in sales in 2001, but it is unable at this time to quantify the magnitude of such impact. The Company has continued to implement programs within its Automotive Business to diversify both its products and customer base for the long term.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual events and results could differ materially from those set forth in such forward-looking statements. Certain factors that may cause such differences include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the Company's ability to manage growth, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

Additional examples of such uncertainties include, but are not limited to: changes in customer demand for various Company products that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to the Company's expectations of continued economic growth in the second half of 1996) or economic slowdowns in the Company's major offshore markets, effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations in the significant foreign currencies including British Pound Sterling, Italian Lira, Japanese Yen, Swiss Franc, and German Deutschmark; inflationary pressures which could raise interest rates and consequently the Company's cost of funds; unforeseen difficulties in completing identified restructuring actions begun in 1995, including disposal of idle facilities, geographic shifts of production locations and integration of new distribution facilities; availability and pricing of commodities and materials needed for production of the Company's products; increased downward pressure on selling prices for the Company's products; unforeseen difficulties and associated costs arising from environmental regulations and policies that could impact projections of remediation expenses and identification of unknown environmental issues; the ultimate outcome of legal and other proceedings; unforeseen difficulties in connection with increasing competitive pressures arising from the continued consolidation of the Company's primary market; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    On September 25, 1996, the Company was notified that 117 employees of its Mashpee facility filed charges with the Massachusetts Commission Against Discrimination ("MCAD") alleging age discrimination. To date, the Company has not received any notice that the charges have been docketed with MCAD or any other administrative agency or court.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     (2) Agreement and Plan of Merger, by and among the Registrant, Thomas & Betts Corporation and EG Acquisitions Corp., dated as of October 7, 1996.

    (10) Material Contracts

          (a) Employment Agreement, dated July 17, 1996, between the Company and John N. Lemasters.

          (b) Change of Control Agreement dated July 17, 1996 between the Company and John N. Lemasters.

          (c) Employment Agreement, dated July 17, 1996, between the Company and Marcel P. Joseph.

          (d) Change of Control Agreement dated July 17, 1996 between the Company and Marcel P. Joseph.

          (e)  Amendment to the Registrant's 1993 Employee Stock Purchase Plan.

          (f)  Amendment to the Registrant's 1996 Stock Plan.

    (27) Financial Data Schedule.

(b) The following report on Form 8-K was filed during the Third Quarter of 1996:

     (1) On July 26, 1996 the Registrant filed Form 8-K in Item 6 for Resignation of Registrant's Directors.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                   AUGAT INC.
                     ---------------------------------------
                                  (Registrant)



                              /s/ F. Gordon Bitter
                     ---------------------------------------
                                  F. Gordon Bitter
                                  Vice President and
                                  Chief Financial Officer

Date:  November 4, 1996